Form 10-K
period 1993-12-31
KOLLMORGEN CORP
filed 1994-03-08
CIK 56583

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K

/x/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1993, or
/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to _______.


Commission File Number         1-5562

                         KOLLMORGEN CORPORATION
            (Exact name of registrant as specified in its charter)
          New York                                         04-2151861
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

Reservoir Place, 1601 Trapelo Road, Waltham, MA              02154-7333
   (Address of principal executive office)                   (Zip Code)

Registrant's telephone number, including area code    (617) 890-5655

Securities registered pursuant to Section 12(b) of the Act:
                                                  Name of each exchange on
          Title of each class                        which registered
     Common Stock - $2.50 par value          New York Stock Exchange, Inc.
     Preferred Stock Purchase Rights         New York Stock Exchange, Inc.
     8 3/4% Convertible Subordinated
        Debentures Due 2009                  New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:
                                    None
                            (Title of each class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes   X      No

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.     / X /

     State the aggregate market value of the voting stock held by non-
affiliates of the registrant.      $72,897,858 as of February 25, 1994.

     Indicate the number of outstanding shares of the registrant's Common
Stock.       9,636,822 shares as of February 25, 1994.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of 1994 Definitive Proxy Statement to be filed for the 1994 Annual Meeting of Shareholders are incorporated by reference into Part III.

                                    PART I

Item 1.   Business.

     (a) General. Kollmorgen Corporation, incorporated in the State of New York in 1916, has operations in two industry segments: the motion technologies group and electro-optical instruments. The term the "Company" as used herein refers to Kollmorgen Corporation and its subsidiaries.

     (b) Financial Information about Industry Segments. The following table includes certain financial information relating to each of the Company's industry segments in each of its last three fiscal years:

                     SEGMENTS OF BUSINESS INFORMATION
                              (in thousands)
                                  1993            1992             1991
Motion Technologies Group
  Sales                       $ 112,767       $ 116,575       $ 120,562
  Operating profit (loss)         9,207          (2,522)             49
  Assets                         63,203          66,904          73,135
  Capital additions               3,347           3,181           2,336
  Depreciation                    3,426           3,486           4,276
  Backlog                        52,231          49,941          57,000

Electro-Optical
Instruments
  Sales                       $  72,771       $  78,284       $  79,895
  Operating profit (loss)         3,078           4,080         (13,373)
  Assets                         32,740          43,788          64,540
  Capital additions               2,093           1,783           3,893
  Depreciation                    2,356           3,162           4,278
  Backlog                        58,266          48,138          44,000

Corporate
  Operating expenses          $  (8,381)      $ (11,055)      $ (24,214)
  Assets                         38,065          38,876          16,768
  Capital additions                  30              78             195
  Depreciation                      207             407             731

Consolidated
  Sales                       $ 185,538       $ 194,859       $ 200,457
  Operating profit (loss)         3,904          (9,497)        (37,538)
  Assets                        134,008         149,568         154,443
  Capital additions               5,470           5,042           6,424
  Depreciation                    5,989           7,055           9,285
  Backlog                       110,497          98,079         101,000


     The operating profit and loss in the above table is defined as total revenue less operating expense and represents operating segment income before general corporate expense and income taxes. Identifiable assets by segment are those assets used exclusively in the operation of that industry segment.

     Corporate expenses, which include interest (net of investment income) and general and administrative expenses, are not allocated to respective segments. Corporate assets consist principally of cash and investments, as well as net assets held for disposition.

     The loss from operations in 1992 includes a restructuring charge of $10.0 million taken primarily to consolidate several motor operations. The charge is allocated as follows:

               Motion Technologies Group     $ 8,000
               Corporate                     $ 2,000

     The loss from operations in 1991 includes restructuring and other charges of $26.3 million consisting primarily of employee severance costs, additional costs estimated to complete several large long-term military development contracts, and the write-off of certain inventories and non-performing long-term receivables, as follows:

               Motion Technologies Group     $ 5,800
               Electro-Optical Instruments   $11,100
               Corporate                     $ 9,400

     (c)  Narrative Description of Business

     Motion Technologies Group.

     The Company believes that it is one of the major worldwide manufacturers of specialty direct current ("d.c.") permanent magnet motors with associated electronic servo amplifiers and servo feedback components. These products are manufactured in the United States by the Company's Inland Motor and Industrial Drives/PMI Divisions. In addition, the Company's foreign subsidiary, Kollmorgen Artus in France, serves the European markets. The Inland Motor Division designs and manufactures specialty d.c. torque motors, servo motors, tachometer generators, electromechanical actuators and associated high technology drive electronics used worldwide in aerospace, defense, process control, medical, machine tool, and computer peripheral applications. The Industrial Drives/PMI Division manufactures a line of specialty drive motors and related electronic amplifiers which are used in a variety of industrial applications including industrial automation, process control, machine tools, underwater equipment, and robotics. This Division also designs, manufactures and distributes a line of low inertia, high speed of response, d.c. motors and associated electronics plus feedback devices under the U.S. registered trademark "PMI" used primarily in industrial automation and medical applications. In addition, Industrial Drives/PMI sells a line of stepper motors used for office and factory automation, instrumentation and medical applications. Kollmorgen Artus manufactures and sells d.c. servo and torque motors, electromechanical actuators and drive electronics, synchros, and resolvers, which are sold primarily into the

European avionics and aerospace market. This subsidiary also manufactures and sells a line of fault detection instruments for the electric utility industry as well as calibration equipment for air traffic control navigation aids.

     In the specialty motor and drive business, competitive advantage is gained by the ability of the Company to design new or adapt existing motors and drive systems to meet relatively stringent packaging and performance requirements of customers, most of whom are original equipment manufacturers purchasing the motors and drives for inclusion in their end product. While meeting these stringent technical specifications, the motors and drives must also be price competitive. The number and identity of the competitors in this segment varies depending upon the particular industry and product application. In recent years, a number of large European and Japanese manufacturers, either directly or through joint ventures with American companies, have been able to compete successfully in the United States machine tool and industrial automation marketplaces, including the market for industrial motors of the type that the Company's Industrial Drives/PMI Division manufactures. In other markets, there are relatively few competitors for each marketplace or application, and generally they are specialized domestic or foreign motor manufacturers.

     In the United States, the industrial/commercial products manufactured in this segment are marketed and sold by the Company's Industrial and Commercial Products Group, and the defense and aerospace products are marketed by the Aerospace and Defense Products Group. Depending upon the particular motor product or control system in question, the products of the Company's motion technologies group are marketed and sold directly through qualified technical personnel employed by the Company, or through manufacturer's representatives or distributors, or by a combination of the foregoing.

     The backlog of the motion technologies group at the end of 1993 was $52.2 million of which approximately 80% is expected to be shipped in 1994.

     Electro-Optical Instruments.

     The Company's electro-optical business is conducted principally by one domestic division and two subsidiaries: the Electro-Optical Division, Kollmorgen Instruments Corporation, and Proto-Power Corporation. The products of this industry segment serve two broad customer groups: military and industrial/commercial. The Company serves the military market primarily through the Electro-Optical Division located in Northampton, Massachusetts. This Division has been the primary designer and major supplier of submarine periscopes and related spare parts to the United States Navy since 1916. The only other supplier of submarine periscopes to the United States Navy is Sperry Marine, Inc. In addition, the Electro-Optical Division markets and sells submarine periscopes to navies throughout the world.

     In January 1993, the Company received a contract for $24.7 million from the U.S. Navy to produce 16 optronic sights for the DDG-51 Arleigh-Burke class of guided-missile destroyers. In July 1993, the Company was also awarded a $10 million contract from the U.S. Navy for 19 submarine periscopes systems. Both contract awards have delivery schedules through 1996. This Division also has been an important supplier of other electro-optical instruments for various weapon systems, including sights for the U.S. Army's Abrams tank. These instruments often possess highly advanced servo-driven optical systems and may use lasers, infrared detectors, or low-light level television imaging systems for night vision. This Division also manufactures and sells diamond-machined optical components and air bearing assemblies.

     The Company serves the industrial/commercial marketplace for electro-optical instruments through a wholly-owned subsidiary, Kollmorgen Instruments Corporation, which operates through its Macbeth and Photo Research Divisions. The Macbeth Division, located in New Windsor, New York, designs, manufactures and sells worldwide specialized instruments and materials used for the measurement of color and light. This Division also manufactures and sells a line of spectrophotometers which measure color and are used in the textile, paint, paper, plastics and many other industries where the measurement of color is important. It is also a manufacturer of densitometers, which are instruments that are used to control photographic and printing processes by measuring the opacity or density of materials, such as films, inks, and dyes. In addition, this Division manufactures specialized lighting devices for the inspection and comparision of transparencies and prints in the photographic and printing industries. The Macbeth Division also manufactures standard lighting sources used in evaluating color and produces a line of color standards sold under the U.S. registered trademark "Munsell". The on-line version of the spectrophotometers manufactured by this Division permits the measurement of spectral characteristics on a production line in a broad range of industrial processes without interrupting production flow. Kollmorgen Instruments GmbH, a German subsidiary of Kollmorgen Instruments Corporation, designs and manufactures a product line of transportable spectrophotometers.

     The Photo Research Division located in Chatsworth, California, manufactures and sells specialized photometers and spectroradiometers, instruments which make very precise color and brightness measurements of displays (such as CRTs and lighted panels) and are used in both industrial and military applications. This Division also manufactures and sells on-line inspection and alignment systems for CRT displays used in the computer and medical industries.

     The Company believes that its businesses which manufacture industrial/ commercial electro-optical instruments are highly regarded in their respective markets. This position has been built upon high quality products which provide uniform results and meet specialized needs and standards, upon proprietary software, and upon superior after-sales service. The Company's competition in this field consists of a number of domestic and foreign privately held companies and divisions or subsidiaries of publicly held corporations. Depending upon the product and customers in question, the Company's industrial products are sold through dealers and independent sales representatives, distributors or systems houses and directly through the divisions' own sales forces. In Europe, these products are distributed through Kollmorgen Instruments GmbH, Kollmorgen (U.K.) Limited, the Company's wholly-owned English subsidiary, and through independent representatives and dealers.

     Proto-Power Corporation, a wholly-owned subsidiary of the Company, is an applications engineering company that primarily provides services for the modification and upgrade of nuclear and fossil energy plants of domestic electric utility companies.

     Within this segment, military products represented 47% of sales in 1993, 45% of sales in 1992, and 47% of sales in 1991. Generally speaking, the Company's military business is characterized by long-term contracts which call for the delivery of products over more than one year and progress payments during the manufacture of the product. Competition is generally limited to divisions of large multinational companies which specialize in military contracting. To date, the Company has been able to compete effectively against these larger companies because of the Company's experience and expertise in the specialized areas which it serves.

     The backlog of the electro-optical instruments segment at the end of 1993 was $58.3 million of which approximately 50% is expected to be shipped in 1994.

     Customer Base.

     Except to the extent that sales to the U.S. government under numerous prime and sub-contracts may be considered as sales to a single customer, the Company's business is not characterized by dependence upon one customer or a few customers, the loss of any of which would have a materially adverse effect on its total business. Typical of all engineered or custom-made component businesses, the Company's motion technologies group is characterized by a customer base founded upon a number of large key accounts, the importance of any one of which can vary from year to year. During 1993, no customer accounted for 10% or more of the Company's consolidated revenues.

     Government Sales.

     In 1993, sales to the U.S. Government or for U.S. Government end-use represented approximately 21% of revenues, of which 14% were generated from the electro-optical instruments segment and 7% was from the motion technologies group.

     Patents.

     The Company has either applied for or been granted a number of domestic and foreign patents pertaining to the motion technologies group and electro-optical instruments segments. The Company believes that these patents are and will be important to the Company's continued leadership position in these business segments and, when necessary, has and will continue to enforce its legal rights against alleged infringements of its patent estate.

     Raw Materials.

     The raw materials essential to the Company's business are generally available in the open market, and neither segment of the Company's business experienced any significant shortages in such materials during the past three years. The Company believes that it has adequate sources of raw materials available for use and does not anticipate any significant shortages.

     In the past, the Company has occasionally encountered rapid increases of the prices of certain isolated materials used in parts of its business, but such increases have not materially affected its ability to procure such materials or to pass on the consequent cost increases to its customers.

However, in some circumstances, there is generally a slight lag between the time these higher costs are incurred and the time they can be reflected in price increases to customers. During 1993, the Company did not encounter such rapid price increases in raw materials.

     Research and Development.

     During 1993, the Company spent $9.3 million or approximately 5.0% of its consolidated sales on research activities related to the development of new products. This compares to $10.6 million or 5.5% in 1992 and $10.3 million or 5.2% in 1991. Substantially all of this amount was sponsored by the Company.

     Environmental Regulations.

     The Company's operations are subject to a variety of federal environmental laws and regulations. The most significant of these laws are the Clean Air Act, the Clean Water Act and the Resource Conservation and Recovery Act, all of which are administered by the United States Environmental Protection Agency. These statutes and the regulations impose certain controls on atmospheric emissions, discharges into sewers and domestic waters, and the handling and disposal of hazardous wastes. In addition, certain state and local jurisdictions have adopted environmental laws and regulations that are more stringent than federal regulations. Compliance with these federal and state laws and regulations has resulted in expenditures by the Company to improve or replace pollution control equipment. The Company's estimated capital expenditures for environmental control facilities are not expected to be material.

     Employees.

     As of December 31, 1993, the Company employed approximately 1,660 employees. The Company is a party to two collective bargaining agreements. In August 1993, the Company's Electro-Optical Division entered into a three-year agreement with the International Association of Machinists and Aerospace Workers currently covering 38 employees. On March 4, 1994, the Macbeth Division of Kollmorgen Instruments Corporation entered into a three-year contract with the International Brotherhood of Electrical Workers currently covering 24 employees at that Division. The Company believes that it enjoys good relations with its employees, including those covered by collective bargaining agreements.

     Financial Information About Foreign and Domestic Operations and Export
Sales.

     Financial information on the Company's foreign and domestic operations and export sales is contained in the response to Item 14(a) of this Report.

Item 2.   Properties.

     The Company's corporate office is located in Waltham, Massachusetts.
The table which follows sets forth a current summary of the locations of the Company's principal operating plants and facilities, and other pertinent facts concerning them. The Company's facilities are substantially utilized, well maintained and suitable for its products and services. In addition, the Company maintains approximately 150,000 sq.ft. of unutilized space due to prior business segment dispositions and consolidations of facilities.


                                                          Size of           Leased
Industry Segment                   Location              Facility          or owned
Motion Technologies Group       Commack, NY             100,000 sq.ft.     Leased
                                Radford, VA             267,000 sq.ft.     Owned
                                Angers, France          102,000 sq.ft.     Owned
                                Besancon, France          7,000 sq.ft.     Owned
                                Morangis, France         20,000 sq.ft.     Leased
                                Pont Andemer, France      7,500 sq.ft.     Leased

Electro-Optical Instruments     Chatsworth, CA           36,000 sq.ft.     Leased
                                Groton, CT               11,500 sq.ft.     Owned
                                New Windsor, NY          83,000 sq.ft.     Owned
                                Northampton, MA         154,000 sq.ft.     Owned
                                Brattleboro, VT          24,000 sq.ft.     Leased

Corporate                       Waltham, MA               5,250 sq.ft.     Leased
                                Nashua, NH               70,000 sq.ft.     Owned


The building in Nashua, New Hampshire, is an asset remaining from the Company's disposition of a business segment in 1989. This facility is currently being leased and is approximately 80% occupied.

Item 3.   Legal Proceedings.

     The Company has various legal proceedings arising from the ordinary conduct of its business; however, they are not expected to have a material adverse effect on the consolidated financial position of the Company.

Item 4.   Submission of Matters to a Vote of Security Holders.

     Not applicable.


Executive Officers of the Company.

     The following is a list of the Company's executive officers, their ages and their positions as of February 25, 1994:

                                   Present     Business Experience During
      Name              Age        Office           Past Five Years

Gideon Argov             37       President  President and Chief Executive
                                     and     Officer since November 1991;
                                    Chief    Director since May 1991.  From
                                  Executive  March 1988 to May 1991,
                                   Officer   President and Chief Executive
                                             Officer and Director of High
                                             Voltage Engineering Company.
                                             Prior to that date, for five
                                             years a manager and senior
                                             consultant with Bain & Company.

Robert J. Cobuzzi        52        Senior    Senior Vice President (since
                                    Vice     February 1993), Treasurer and
                                 President,  Chief Financial Officer since
                                 Treasurer   July 1991.  From April 1989 to
                                    and      July 1991, Vice President and
                                   Chief     Treasurer of High Voltage
                                  Financial  Engineering Company.  Prior to
                                   Officer   April 1989, Vice President and
                                             Chief Financial Officer of
                                             Ausimont N.V.

James A. Eder            48         Vice     Vice President since January
                                 President,  1990; General Counsel since
                                 Secretary   December 1991, and Secretary
                                    and      since 1983.  Previously he had
                                  General    been Assistant Corporate Counsel
                                  Counsel    from 1977 to 1982.

Robert W. Woodbury, Jr.  37         Vice     Vice President since May 1993;
                                 President,  Controller and Chief Accounting
                                 Controller  Officer of the Company since
                                  and Chief  February 1992.  From May 1990 to
                                 Accounting  February 1992, he was the Chief
                                   Officer   Financial Officer of Kidde-
                                             Fenwal, a Division of Williams
                                             Holdings, PLC.  Prior to that,
                                             from 1988 to 1990 he was the
                                             Controller of Unitrode
                                             Corporation.



     All officers are elected annually for one-year terms at the organizational meeting of the Board of Directors held immediately following the annual meeting of shareholders.

                                    PART II

Item 5.   Market for the Company's Common Equity and Related Shareholder
          Matters.

     The Company's Common Stock is traded on the New York Stock Exchange. There were approximately 2,300 registered holders of the Company's Common Stock on February 25, 1994. The following table sets forth the high and low sales price for shares of the Company's Common Stock within the last two fiscal years and the dividends paid during each quarterly period.

                                    SELECTED QUARTERLY STOCK DATA
                              (in thousands, except per share amounts)
                      1 Q 93  2 Q 93  3 Q 93  4 Q 93  1 Q 92  2 Q 92  3 Q 92  4 Q 92
Market price per
  common share:
    High:              7 5/8   6 3/8   7 1/2   8 5/8   8 3/4   7 1/2   5 5/8   6 5/8
    Low:               5 3/4   5 3/8   5 5/8   6 5/8   5 1/4   5 1/2   4 1/8   4 1/2
Shares of common
  stock traded:          955     536     754   1,149   1,804     723     774     885
Dividends per
  common share          $.02    $.02    $.02    $.02    $.02    $.02    $.02    $.02
Average outstanding
  common shares and
  common share
  equivalents          9,630   9,631   9,633   9,634   9,627   9,627   9,629   9,630



Item 6.   Selected Financial Data.

     The following table sets forth selected consolidated financial data for the Company for each of the five fiscal years 1989 through 1993. All dollar amounts are in thousands except per share data.

                                 SELECTED FINANCIAL DATA
                               1993          1992          1991         1990         1989
Net sales                  $ 185,538     $ 194,859     $ 200,457    $ 238,531    $ 227,804
Net income (loss) from
 continuing operations         4,752        (8,725)      (35,938)       3,936      (18,898)
Income (loss) from
 discontinued operations         -             -             -         14,540      (12,915)
Net income (loss)              4,752        (8,725)      (35,938)      18,476      (31,813)

Total assets                 134,008       149,568       154,443      203,272      200,632
Total debt                    53,524        56,170        58,339       62,941       85,979
Redeemable preferred stock    22,407        22,282        22,156       22,032          -

Common share data:
  Number of average
   outstanding shares
   and equivalents          9,632,232     9,627,228     9,628,122   10,439,313   10,625,088
  Income (loss) from
   continuing operations      $  .25        $(1.14)       $(3.97)      $  .21       $(1.78)
  Income (loss) from
   discontinued operations    $   -         $   -         $   -        $ 1.39       $(1.21)
 Net income (loss)            $  .25        $(1.14)       $(3.97)      $ 1.60       $(2.99)
 Cash dividends               $  .08        $  .08        $  .26       $  .32       $  .32


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                            Results of Operations

     For the year ended December 31, 1993, the Company had sales of $185.5 million and net income of $4.8 million or $.25 per share. These results compare with 1992 sales of $194.9 million and a net loss of $8.7 million or a loss of $1.14 per share, and 1991 sales of $200.5 million and a net loss of $35.9 million or a loss of $3.97 per share. Earnings (loss) per share are calculated after payment of preferred dividends.

     The Company's 1993 sales decrease of 5% from the prior period is attributable to both business segments. The decrease in sales of 3% in the motion technologies group was primarily caused by a decline in spending in the military/aerospace portion of the business and changes in foreign exchange rates. Increased sales of 4% in the commercial portion of the segment offset some of the 1993 revenue decline. In the Company's electro-optical instruments segment sales were down 7% from the prior year primarily as a result of a decline in sales in the Company's commercial light and color instrumentation businesses as the markets for these products were impacted by the worldwide recession.

     Operating results for 1992 included a $10 million charge primarily for the consolidation of the Company's French motor facilities and the consolidation of several redundant functions in the domestic motion technologies businesses. Operating results for 1991 included a restructuring charge of $16.7 million primarily for employee severance costs and to write-off non-performing assets. In addition, $9.6 million was charged to operations in 1991 for estimates to complete long-term military contracts.
By the end of 1993 the Company had completed most of its restructuring activities which began in 1991 and the actual requirements were consistent with the original reserve amounts. As a result, the Company's work force was reduced by approximately 850 people and a substantial portion of the facilities consolidation was complete by the end of 1993. The Company had a reserve balance of approximately $6.4 million at December 31, 1993, principally for the completion of its facilities consolidation.

     Research and development expense was $9.3 million in 1993 or 5.0% of sales as compared to $10.6 million in 1992 (5.5% of sales) and $10.3 million in 1991 (5.2% of sales). The reduction between 1993 and 1992 is primarily a result of decreased spending at the Company's French motor business due to the consolidation of its facilities.

     In 1993, interest expense, net, decreased to $4.1 million compared to $5.2 million in 1992 and $6.0 million in 1991. The decrease in both periods is due to lower average outstanding borrowings in the Company's French facilities, higher interest income from cash investments due to larger cash balances, and a lower outstanding balance on long-term debt. The use of funds is more fully discussed under "Liquidity and Capital Resources."

     The Company recognized tax benefits on income of $.8 million, $.8 million and $1.6 million in 1993, 1992 and 1991, respectively. In 1993, the recognition of the income tax benefit resulted from resolutions of certain prior year tax assessments. The Company also recognized the income tax benefits of applicable net operating losses and tax credits in 1992 and 1991 as a reduction in the provision for income taxes. The benefit of unutilized net operating losses and tax credits will be carried over to future periods to reduce income taxes otherwise payable.

                     Liquidity and Capital Resources

     The Company's consolidated cash, restricted cash and short-term investments decreased by $4.8 million during 1993. Operations provided $10.9 million, while $9.7 million was used for capital expenditures and investing activities other than short-term investments. Financing activities used $6.9 million.

     The most significant changes in working capital included a decrease of recoverable amounts on long-term contracts of $6.2 million as several contracts were completed during the course of the year. Inventories were reduced by $1.2 million and accounts and notes receivable reduced by $2.1 million as result of increased efforts towards reducing working capital requirements. Accounts payable and accrued liabilities decreased by $8.5 million primarily as a result of expenses related to the Company's restructurings which were paid during the year consisting primarily of severance payouts.

     The Company's investing activities included expenditures of $5.5 million for property, plant and equipment. In addition, the Company purchased an unutilized leased facility for $4.3 million in cash as consideration for the termination of a 20-year lease having 13 years remaining. In addition, the Company assumed a $2.0 million mortgage for the property and the net realizable value of the property of $3.0 million is included in assets held for sale. The estimated loss in value of the property was recorded in the 1992 restructuring.

     The Company's financing activities used $6.9 million of cash during the year of which dividends, both common and preferred, accounted for $3.0 million while repayments under existing credit lines and long-term debt accounted for $3.9 million.

     Under the terms of the current bank agreement, the Company maintains a cash balance equal to approximately 50% of the outstanding standby letters of credit. The cash is held in custody by the issuing bank in an interest-bearing account and is restricted to withdrawal or use. Accordingly, the Company has classified these funds as restricted cash of $6.7 million. At December 31, 1993, the Company was contingently liable for $9.4 million for outstanding standby letters of credit issued principally to secure advance payments received from customers on long-term military contracts.

     In accordance with the terms of the Company's two convertible subordinated debentures, the Company is required to pay $3.8 million in sinking fund payments during 1994 and additional amounts in future years.

     Capital spending in 1994 is expected to be at similar levels to 1993. The Company believes that with the cash generated from operations and with its current borrowing capacity it will be able to finance 1994 capital expenditures and contribute the mandatory sinking fund payments.

     In January 1993, the Company adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The Company elected to amortize the transition obligation over 20 years. The financial statements include an expense of $.8 million in 1993.

     In February 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"). The adoption of FAS 109 did not have a material effect on results of operations or financial position.

     The Company will adopt Statement of Financial Accounting Standards No. 112 "Employers' Accounting for Post-Employment Benefits" ("FAS 112") in 1994. FAS 112 requires that benefits to be paid to former or inactive employees after employment but prior to retirement must be accrued if certain criteria are not met. The adoption of FAS 112 is not expected to have a material financial impact on the Company.

                         Motion Technologies Group

     Revenues in the motion technologies group decreased to $112.8 million, down 3% from $116.6 million in 1992 and down 7% from $120.6 million in 1991. The effect of foreign exchange rates accounted for 2% of the decrease in sales in 1993. Reduced sales in the military/aerospace portion of the business were offset by an increase in volume in the domestic commercial motors businesses. The operating income was $9.2 million for 1993, compared to a loss in 1992 of $2.5 million which included an $8 million restructuring charge. The increase in operating income is a result of improved gross margins in the commercial and industrial businesses, reduced administrative and research and development expenses as a result of the consolidation of various domestic and French facilities. These spending reductions were slightly offset by increased spending in sales and marketing expenses in our commercial motors businesses as the Company expanded its sales organization by opening regional sales offices during the year in order to increase its direct sales efforts under the reorganized structure. Operating income was $.1 million in 1991 which included a restructuring charge of $5.8 million.

     New orders for this segment were up 3% in 1993 over 1992 as orders for commercial and industrial motors increased. New orders for military and aerospace products were essentially unchanged compared to 1992 results. Backlog at the end of 1993 was $52.2 million compared to $49.9 million in 1992.

     Capital expenditures in 1993 and 1992 for this segment was $3.3 million and $3.1 million, respectively, most of which was for replacement of existing equipment and investments in new equipment to improve efficiency and quality of products.

                          Electro-Optical Instruments

     Revenues in the electro-optical instruments segment decreased to $72.8 million, down 7% from $78.3 million in 1992, and down 9% from $79.9 million in 1991. The decrease in 1993 was principally due to reduced sales in the commercial light and color instrumentation businesses. The decrease in 1992 over 1991 was due primarily to reduced sales in the Company's Electro-Optical Division as receipts of long-term orders were delayed, but were partially offset by increased revenues at our Proto-Power subsidiary. Operating income in this segment was $3.1 million, compared to a $4.1 million in 1992 and a $13.4 million loss in 1991, including an $11.1 million restructuring charge. The decrease in operating profit in 1993 is due to lower margins on reduced sales in the commercial color and light measurement products businesses and lower gross margins on military contracts at the Electro-Optical Division. Reductions in operating expenses of $1 million between 1993 and 1992 helped offset the decline in margins.

     The backlog for the electro-optical instruments segment was $58.3 million at the end of 1993 up 21% from $48.1 million at the end of the previous year. The backlog increase is due to long-term orders at the Electro-Optical Division for periscopes and optronic sights received during the year.

     During 1993 the electro-optical instruments segment spent $2.1 million on capital equipment primarily for replacement and maintenance of existing equipment.

     The Company's leased facility in Chatsworth, California, which manufactures high-end light measurement products, was damaged during the earthquake on January 17, 1994. The damage caused portions of the operations to be temporarily interrupted. Due to this disruption the Company anticipates a lower sales volume at this facility during the first quarter of 1994. The Company maintains an adequate amount of property and business interruption insurance to cover all assessed damages and, therefore, does not anticipate the impact on earnings in the first quarter of 1994 to be material.

     General corporate expenses included interest expense (net of investment income), and general and administrative expenses. In addition, the general corporate amounts include restructuring and other non-recurring costs of $2 million in 1992, $9.4 million in 1991. General corporate assets consist principally of cash and investments, as well as net assets held for disposition.

Item 8.   Financial Statements and Supplementary Data.

     The information required by this Item 8 is included in Item 14(a) of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     As previously reported by the Company on a Form 8-K dated September 11, 1992, upon the recommendation of the Audit Committee, the Board of Directors in September 1992 appointed Coopers & Lybrand, One International Place, Boston, Massachusetts, as independent accountants to examine the Corporation's financial statements for the fiscal year ended December 31, 1992 and thereafter. Coopers & Lybrand was appointed the Corporation's independent accountants by the Board of Directors after the Board had terminated the engagement of the accounting firm of KPMG Peat Marwick. During the fiscal year ending December 31, 1991, and the interim period preceding the termination of the engagement of KPMG Peat Marwick, the Corporation had no disagreements with such accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure or any reportable events which disagreements, if not resolved to the satisfaction of KPMG Peat Marwick, would have caused it to make reference to the subject matter of such disagreements in connection with its reports. Furthermore, the KPMG Peat Marwick report on the Corporation's financial statements for the year ended December 31, 1991, presented in Item 14(a) of this report, contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

                                   PART III

Item 10.  Directors and Executive Officers of the Company.

     The information required by this Item 10 of Form 10-K relating to directors who are nominees, and to directors continuing in office after the Company's Annual Meeting of Shareholders to be held on May 11, 1994, is contained in the definitive proxy statement to be filed with the Securities and Exchange Commission (the "Commission") on or before April 5, 1994, under the headings "Nominees", and "Continuing Directors", and such information is incorporated herein by reference in response to this item.

     The information required by this Item 10 of Form 10-K with respect to executive officers is set forth in Part I of this Form 10-K under the heading "Executive Officers of the Company".

Item 11.  Executive Compensation.

     The information required by this Item 11 of Form 10-K is contained in the Company's definitive proxy statement to be filed with the Commission on or before April 5, 1994, under the heading "Executive Compensation" and such information is incorporated herein by reference in response to this item.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     The information required by this Item 12 of Form 10-K is contained in the definitive proxy statement to be filed with the Commission on or before April 5, 1994, under the headings "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" and such information is incorporated herein by reference in response to this item.

Item 13.  Certain Relationships and Related Transactions.

     The information required by this Item 13 of Form 10-K is contained in the Company's definitive proxy statement to be filed with the Commission on or before April 5, 1994, under the heading "Certain Relationships and Related Transactions" and such information is incorporated herein by reference in response to this item.

                                   PART IV

Item 14.  Exhibits, Financial Statements, Schedules, and Reports on Form 8-K.

     (a)  The following documents are filed as part of this report:

          (1) Financial Statements. See Index to Financial Statements on page 18.

          (2) Financial Statements Schedules. See Index to Financial Statements Schedules on page 42.

          (3)       Exhibits.  See Exhibit Index on page 46.

     (b) Reports on Form 8-K. There were no reports on Form 8-K filed by the Company.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Kollmorgen Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        KOLLMORGEN CORPORATION


                                           /s/  Robert J. Cobuzzi
                                        Robert J. Cobuzzi
                                        Its: Senior Vice President, Treasurer
                                             and Chief Financial Officer
                                        March 3, 1994

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


  /s/  Gideon Argov
Gideon Argov                                 March 3, 1994
President and
Chief Executive Officer/Director


  /s/  Robert J. Cobuzzi
Robert J. Cobuzzi                            March 3, 1994
Senior Vice President, Treasurer and
Chief Financial Officer


  /s/  Robert W. Woodbury, Jr.
Robert W. Woodbury, Jr.                      March 3, 1994
Vice President, Controller and
Chief Accounting Officer


  /s/  James A. Eder
James A. Eder                                March 3, 1994
Vice President and Secretary and
Attorney-in-Fact For:

    Allan M. Doyle, Jr., Director           Robert N. Parker, Director

    James H. Kasschau, Director             Eric M. Ruttenberg, Director

    J. Douglas Maxwell, Jr., Director       George P. Stephan, Director

                        INDEX TO FINANCIAL STATEMENTS


     The following consolidated financial statements of the Company and its subsidiaries are included in response to Item 8.

                                                                 Page(s) in
                                                                 Form 10-K
                                                                 -----------

     Report of Independent Accountants - Coopers & Lybrand            19

     Independent Auditors' Report - KPMG Peat Marwick                 20

     Consolidated Balance Sheets as of
          December 31, 1993 and 1992.                                 21-22

     Consolidated Statements of Operations for the years
          ended December 31, 1993, 1992 and 1991.                     23

     Consolidated Statements of Shareholders' Equity for
          the years ended December 31, 1993, 1992 and 1991.           24

     Consolidated Statements of Cash Flows for the
          years ended December 31, 1993, 1992 and 1991.               25-26

     Notes to Consolidated Financial Statements.                      27-41

     Index to Financial Statements Schedules                          42

                    REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders
Kollmorgen Corporation:

     We have audited the accompanying consolidated balance sheets of Kollmorgen Corporation as of December 31, 1993 and 1992, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements of Kollmorgen Corporation for the year ended December 31, 1991, were audited by other independent accountants whose report dated February 19, 1992, expressed an unqualified opinion on those statements.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kollmorgen Corporation as of December 31, 1993 and 1992, and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



                                        /s/ Coopers & Lybrand



                                        COOPERS & LYBRAND



Boston, Massachusetts
January 31, 1994

                    INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders
Kollmorgen Corporation:

     We have audited the accompanying consolidated statements of operations, shareholders' equity, and cash flows of Kollmorgen Corporation and subsidiaries for the year ended December 31, 1991. In connection with our audit of the consolidated financial statements, we also have audited the 1991 financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Kollmorgen Corporation and subsidiaries for the year ended
December 31, 1991, in conformity with generally accepted accounting principles. Also in our opinion, the related 1991 financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.




                                        /s/ KPMG Peat Marwick



                                        KPMG PEAT MARWICK



Short Hills, New Jersey
February 19, 1992


KOLLMORGEN CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 1993 and 1992
(Dollars in thousands)

ASSETS                                                1993             1992
- ------                                              --------         --------
Current assets:
   Cash and cash equivalents (Note 1)             $  17,682        $  23,463
   Restricted cash (Note 2)                           6,720            5,758
   Accounts receivable (net of
     allowance for doubtful accounts of
     $2,336 in 1993 and $2,312 in 1992)              33,744           37,310
   Recoverable amounts on long-term
     contracts                                        5,834           12,043
   Inventories (Note 3)                              22,018           24,333
   Prepaid expenses                                   3,564            2,472
                                                   ---------        ---------

Total current assets                                 89,562          105,379
                                                   ---------        ---------

Property, plant and equipment, net (Note 4)          30,461           31,758

Net assets held for sale                              3,000              -

Other assets                                         10,985           12,431
                                                   ---------        ---------
                                                  $ 134,008        $ 149,568
                                                   ========         ========

The accompanying notes are an integral part of these consolidated financial statements.


LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------
                                                   1993             1992
                                                ---------        ---------
Current liabilities:
   Notes payable to banks (Note 6)             $   5,532        $   5,450
   Current portion of long-term debt (Note 7)      3,872            2,452
   Accounts payable                               16,341           18,340
   Accrued liabilities (Note 5)                   32,561           43,046
                                                ---------        ---------
Total current liabilities                         58,306           69,288
                                                ---------        ---------
Long-term debt (Note 7)                           44,120           48,268

Deferred income taxes                                -                101

Other liabilities                                  1,590            1,555

Commitments and contingencies (Note 14)

Redeemable Preferred stock, Series D,
      par value $1.00 and liquidation
      value $1,000 per share
      --authorized, issued and outstanding
        shares, 23,187.5 (Note 9)                 22,407           22,282

Shareholders' equity (Notes 9 and 10):
   Common stock, par value $2.50 per share
      --authorized 25,000,000 shares
      --outstanding 10,750,030 shares in
         1993 and 10,744,542 in 1992              26,875           26,861
   Additional paid-in capital                     23,447           26,521
   Accumulated deficit                           (30,166)         (34,918)
   Cumulative translation adjustments             (2,624)            (443)
   Less common stock in treasury, at cost
      --1,114,408 shares in 1993 and 1992         (9,947)          (9,947)
                                                ---------        ---------

Total shareholders' equity                         7,585            8,074
                                                ---------        ---------

                                               $ 134,008        $ 149,568
                                                =========       =========

The accompanying notes are an integral part of these consolidated financial statements.


KOLLMORGEN CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the Years Ended December 31, 1993, 1992, and 1991
(Dollars in thousands, except per share amounts)

                                               1993          1992          1991
                                             --------      --------      --------
Net sales                                   $185,538      $194,859      $200,457
Cost of sales                                121,286       129,151       149,892
                                             --------      --------      --------
Gross profit                                  64,252        65,708        50,565
                                             --------      --------      --------
Selling and marketing expense                 24,708        25,471        26,680
General and administrative expense            21,973        23,425        29,384
Research and development expense               9,338        10,645        10,328
Restructuring and other costs (Note 12)          -          10,000        16,700
                                            ---------     ---------     ---------
Income (loss) before interest
     and taxes                                 8,233        (3,833)      (32,527)
                                            ---------     ---------     ---------
Other income (expense):
    Interest expense, net                     (4,149)       (5,221)       (5,985)
    Other, net                                  (180)         (443)          974
                                            ---------     ---------     ---------
Income (loss) before income taxes              3,904        (9,497)      (37,538)

Income tax benefit (Note 11)                    (848)         (772)       (1,600)
                                             --------      --------      --------
Net income (loss)                           $  4,752      $ (8,725)     $(35,938)
                                             ========      ========      ========

Earnings (loss) per common share             $  .25        $(1.14)       $(3.97)
                                              ======        ======        ======

The accompanying notes are an integral part of these consolidated financial statements.


KOLLMORGEN CORPORATION AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity
December 31, 1993, 1992 and 1991 (dollars in thousands)
                                Common Stock        Add'l    Accum-      Cumulative   Treasury Stock             Total
                               --------------      Paid-in    ulated     Translation  --------------         -------------
                             Shares      Amount    Capital   Deficit     Adjustment  Shares   Amount        Shares    Amount
                            ----------   -------   -------   --------    ---------- --------- --------    ---------   --------
Balance, December 31, 1990  10,741,147   $26,853   $30,387   $ 13,800    $  758     1,093,808 $ 9,795     9,647,339   $62,003
Net loss                                                      (35,938)                                                (35,938)
Dividends paid on common
  and preferred stock                                 (775)    (3,962)                                                 (4,737)
Common stock reacquired                                                                20,600     152       (20,600)     (152)
Accretion of preferred
  stock discount                                                  (93)                                                    (93)
Translation adjustments                                                   (3,185)                                      (3,185)
                            ----------   -------   --------  --------    --------   --------- -------     ---------   --------
Balance, December 31, 1991  10,741,147    26,853    29,612    (26,193)    (2,427)   1,114,408   9,947     9,626,739    17,898
Net loss                                                       (8,725)                                                 (8,725)
Common stock issuances           3,395         8         9                                                    3,395        17
Dividends paid on common
  and preferred stock                               (2,973)                                                            (2,973)
Accretion of preferred
  stock discount                                      (127)                                                              (127)
Translation adjustments                                                    1,984                                        1,984
                            ----------   -------   --------  --------    --------   --------- -------     ---------   --------
Balance, December 31, 1992  10,744,542    26,861    26,521    (34,918)      (443)   1,114,408   9,947     9,630,134     8,074
Net income                                                      4,752                                                   4,752
Common stock issuances           5,488        14        24                                                    5,488        38
Dividends paid on common
  and preferred stock                               (2,973)                                                            (2,973)
Accretion of preferred
  stock discount                                      (125)                                                              (125)
Translation adjustments                                                   (2,181)                                      (2,181)
                            ----------   -------   --------  --------    --------   --------- -------     ---------   --------
Balance, December 31, 1993  10,750,030   $26,875   $23,447   $(30,166)   $(2,624)   1,114,408 $ 9,947     9,635,622   $ 7,585
                            ==========   =======   ========  =========   ========   ========= =======     =========   ========

The accompanying notes are an integral part of these consolidated financial statements.

KOLLMORGEN CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended December 31, 1993, 1992, and 1991
(Dollars in thousands)

                                                             1993         1992          1991
                                                           --------     --------      --------
Cash flows from operating activities:
Income (loss) from operations                             $  4,752     $ (8,725)     $(35,938)
Adjustments to reconcile income (loss) to net cash
     provided by operating activities:
  Depreciation                                               5,989        7,055         8,304
  Amortization                                                 755          642           981
  Provision for loss on other assets                           -            -           2,450
Changes in operating assets and liabilities:
  Restricted cash                                             (962)        (955)          -
  Accounts and notes receivable                              2,105        5,545        14,286
  Recoverable amounts on long-term contracts                 6,209       12,029         1,683
  Inventories                                                1,264        2,886        13,995
  Prepaid expenses                                          (1,145)      (1,152)          204
  Accounts payable and accrued liabilities                  (8,502)       5,139           279
  Federal and foreign income taxes                              50         (427)         (235)
  Deferred income taxes and other expenses                      25          145          (290)
  Other                                                        325       (1,391)       (1,763)
                                                           --------     --------      --------
Net cash provided by operations                             10,865       20,791         3,956
                                                           --------     --------      --------
Cash flows from investing activities:
  Proceeds from sale of product line                           -          3,000           -
  Capital expenditures                                      (5,470)      (5,042)       (6,424)
  Purchase of property held for sale                        (4,263)         -             -
  Repayment of long-term note receivable                       -            -           2,022
  Changes in short-term investments                            -            -           2,254
  Other                                                        -            -             502
                                                           --------     --------      --------
     Net cash used in investing activities                  (9,733)      (2,042)       (1,646)
                                                           --------     --------      --------

The accompanying notes are an integral part of these consolidated financial statements.




                                                             1993         1992          1991
                                                           --------     --------      --------
Cash flows from financing activities:
  Net repayments under credit lines                         (1,322)      (2,046)       (1,271)
  Issuances (purchases) of common stock                         38           17          (152)
  Principal payments under capital lease obligations           -           (327)         (778)
  Retirement of long-term debt                              (2,656)         (12)       (2,553)
  Dividends paid on common and preferred stock              (2,973)      (2,973)       (4,706)
                                                           --------     --------      --------
     Net cash used in financing activities                  (6,913)      (5,341)       (9,460)
                                                           --------     --------      --------
Net increase (decrease) in cash                             (5,781)      13,408        (7,150)
Cash and cash equivalents at beginning of year              23,463       10,055        17,205
                                                           --------     --------      --------
Cash and cash equivalents at end of year                  $ 17,682     $ 23,463      $ 10,055
                                                           ========     ========      ========

Supplemental cash flow information
  Cash paid during the period for:
    Interest                                                 5,130        5,814         5,975
    Income taxes (net of refunds)                             (646)       1,166         1,045

  Non-cash financing activities:
    Mortgage assumed                                         1,987          -             -



The accompanying notes are an integral part of these consolidated financial statements.

KOLLMORGEN CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 1993, 1992, and 1991
(Dollars in thousands, except per share amounts)
_________________________________________________________________

Note 1.   Summary of significant accounting policies

     A summary of the significant accounting policies followed by Kollmorgen Corporation is presented below. Certain reclassifications have been made to the prior years' financial statements to conform to 1993 classifications. For purposes of the Notes to Consolidated Financial Statements, the term the "Company" refers to Kollmorgen Corporation and its subsidiaries.

     Principles of Consolidation   The consolidated financial statements
include the accounts of the Company and all of its majority-owned subsidiaries.

     In 1993, the Company's wholly-owned subsidiary, Kollmorgen Artus, prospectively changed its financial reporting year from a fiscal year ending on October 31 to December 31. The consolidated statements of income are presented for the year ended December 31, 1993, excluding the results of operations for November and December, 1992, which were immaterial.

     Cash and Cash Equivalents   Cash equivalents are stated at cost which
approximates fair value. The Company considers all highly liquid investments purchased within an original maturity of three months or less to be cash equivalents.

     Recoverables   Recoverable amounts on long-term contracts represent
revenues recognized on a percentage-of-completion basis less progress billings.

     Inventories   Inventories are stated at the lower of cost or market,
principally using the first-in, first-out method. Progress payments received on contracts other than major long-term contracts are deducted from inventories.

     Property, Plant and Equipment and Accumulated Depreciation   Property,
plant and equipment are carried at cost and include expenditures for major improvements which substantially increase their useful life. Repairs and maintenance are expensed as incurred. When assets are retired or otherwise disposed of, the assets and related allowances for depreciation and amortization are eliminated from the accounts and any resulting gain or loss is recognized.

     For financial reporting purposes, depreciation is provided generally on a straight-line basis over the estimated useful lives of the buildings (10 to 50 years) and the machinery and equipment (3 to 12 years). Leasehold improvements are depreciated over the remaining period of the existing leases. For income tax purposes, depreciation is computed by using various accelerated methods and, in some cases, different useful lives than those used for financial reporting.

     Goodwill and Intangibles   Goodwill consists of amounts by which the
cost of acquisitions exceeded the values assigned to net tangible assets. Intangible assets consist principally of patents. All of the intangible assets are being amortized on a straight-line basis over periods of up to 40 years.

     Cumulative Translation Adjustments   Assets and liabilities of foreign
subsidiaries are translated at year-end exchange rates. The effects of these translation adjustments are reported in a separate component of shareholders' equity. The effect of exchange rates on cash flows is not material.

     Sales   Sales, other than revenues from major long-term contracts, are recorded as products are shipped. Major programs that are performed under long-term contracts are accounted for using the percentage-of-completion method. Revenues recognized under this method were $24.5 million, $29.3 million, and $29.1 million in 1993, 1992, and 1991, respectively. In most cases the contracts also provide for progress billings over the life of the program.

     Earnings (Loss) Per Common Share   Earnings (loss) per common share is
based on net income less the dividends and interest accretion on redeemable preferred stock divided by the average number of common shares outstanding. Fully diluted net income assumes full conversion of all convertible securities into common stock which include the convertible subordinated debentures and redeemable preferred stock. The fully diluted calculation does not result in dilution of net income per common share and, accordingly, is not presented.

     Income Taxes   Effective January 1, 1993 the Company adopted Statement
of Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"). The adoption of FAS 109 had no material effect on results of operations or financial position.

     Postretirement Benefits Other Than Pensions   Effective January 1, 1993,
the Company adopted Statement of Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("FAS 106"). Under FAS 106, the Company is required to accrue the expected benefit obligation for postretirement benefits during the employees' active service periods. The Company previously expensed the cost of these benefits, which are principally health care, as claims were incurred.

     The Company has elected the delayed recognition method in which the cost for employees hired prior to January 1, 1992, is being amortized over 20 years. The Company paid approximately $.8 million in 1993 for post-retirement benefits to current retirees.

Note 2.  Restricted cash

     The restricted cash balance of $6.7 million in 1993 serves as collateral for an irrevocable standby and documentary letter of credit facility at the Company's lead bank.

Pursuant to the terms of this agreement, the cash is held in custody by the issuing bank and is restricted as to withdrawal or use, and is currently being invested in short-term money market instruments for the benefit of the Company.

Note 3.   Inventories

     Inventories at December 31 consist of the following:

                                          1993            1992
                                       ---------       ---------
             Raw materials            $  11,530       $  11,431
             Work in process              7,847           9,634
             Finished goods               2,641           3,268
                                       ---------       ---------
                                      $  22,018       $  24,333
                                       =========       =========

Note 4.   Property, Plant and Equipment

     Property, plant and equipment at December 31 consists of the following:

                                                 1993           1992
                                              ---------      ---------
          Land                               $   1,459      $   1,474
          Leasehold improvements                   669            988
          Buildings                             34,650         34,877
          Machinery and equipment               70,369         70,470
                                              ---------      ---------
                                               107,147        107,809
          Less accumulated depreciation
              and amortization                  76,686         76,051
                                              ---------      ---------
                                             $  30,461      $  31,758
                                              =========      =========


Note 5.   Accrued Liabilities

     Accrued liabilities at December 31 consist of the following:

                                                 1993           1992
                                              ---------      ---------
          Restructuring and related costs    $   6,390      $  19,938
          Salaries, wages, commissions           5,100          4,728
          Pension/supplemental retirements       3,912          2,736
          Insurance                              3,169          1,898
          Other accrued liabilities             13,990         13,746
                                              ---------      ---------
                                             $  32,561      $  43,046
                                              =========      =========

Note 6.   Lines of credit and notes payable

     At December 31 the Company had approximately $2.9 million or approximately 17 million French francs of unused lines of credit.

     Notes payable consist of the following at December 31:

                                          1993           1992
                                        --------       --------
                    Foreign             $ 3,545        $ 5,450
                    Domestic              1,987            -
                                        --------       --------
                                        $ 5,532        $ 5,450
                                        ========       ========

In July 1993, the Company amended its existing agreement with its lead bank which provides for a one-year $18 million domestic standby letter of credit facility and extended the terms of the existing 21 million French franc revolving credit facility (approximately $4 million). Under the terms of the agreement, the Company maintains a cash collateral balance equal to approximately 50% of the outstanding letters of credit in an interest-bearing account. At December 31, 1993, the Company had $9.4 million of standby letters of credit outstanding at this bank. The agreement also requires the Company to maintain, among other things, certain financial ratios, the most restrictive of which is net worth, and contains other affirmative and negative covenants. The Company was in compliance with all covenants at December 31, 1993.

Note 7.   Long-term debt

     Long-term debt consists of the following:

                                                   1993                1992
                                                 --------            --------
8 3/4% Convertible subordinated
     debentures due 2009                        $ 39,840            $ 39,840
10 1/2% Convertible subordinated
     debentures due 1997                           8,000              10,000
Term loans, 10.5% due through 1997                   152                 686
Capital lease obligations                            -                   149
Other                                                -                    45
                                                 --------            --------
                                                  47,992              50,720
Less current maturities                            3,872               2,452
                                                 --------            --------
                                                $ 44,120            $ 48,268
                                                 ========            ========

     The 8 3/4% Convertible Subordinated Debentures are convertible at any time prior to maturity, unless previously redeemed, into 1,159,825 shares of common stock of the Company at a conversion price of $34.35 per share, subject to adjustment in certain events. The Company is required to make annual sinking fund payments sufficient to retire $1.75 million principal amount of debentures commencing in 1994 through 2008. The debentures are currently redeemable at the option of the Company at certain premiums through April, 1994, and at face value thereafter, with accrued interest to the redemption date.

     The 10-1/2% Convertible Subordinated Debentures issued in a private placement, are convertible into 320,000 shares of the Company's common stock at a price of $25 per share at any time prior to maturity, unless previously redeemed. The debentures are subject to mandatory sinking fund payments which commenced on August 1, 1993, and each year thereafter including
August 1, 1997, in the amount of $2 million of principal reduction together with interest accrued and unpaid thereon to the date fixed for redemption.

     The Company incurred $5.1 million, $5.8 million, and $6.0 million of interest expenses on debt in 1993, 1992, and 1991, respectively.

     Long-term debt at December 31, 1993, matures as follows:

                         Date        Maturities
                         ----        ----------
                         1994          $ 3,872
                         1995            3,764
                         1996            3,764
                         1997            3,752
                         1998            1,750
                         Thereafter     31,090
                                       --------
                                       $47,992
                                       ========

Note 8.  Preferred Stock

     The Company's Restated Certificate of Incorporation provides that the Corporation is authorized to issue 500,000 shares of preferred stock, $1.00 par value, in series. Currently, there are 23,187.5 shares of preferred stock issued and outstanding.

     In March, 1990, the Company sold 23,187.5 shares of a new issue of Series D convertible preferred stock (the "Series D Stock") for $1,000 per share, or an aggregate of approximately $23.2 million, to a group of investors led by Tinicum Enterprises, Inc. ("Tinicum Group"). The stock has a cumulative dividend rate of 9.5 percent per year and is convertible into an aggregate of 1,717,591 shares of Kollmorgen common stock, subject to antidilution provisions. Under the agreement between the Company and the Tinicum Group, two representatives of the Tinicum Group were elected to the Company's Board of Directors. The Series D Stock is entitled to vote together with the Company's common stock based on the number of shares of the Company's common stock into which the Series D Stock is convertible. While the Series D Stock is outstanding, the Company has agreed, among other things, not to issue any capital stock of the Company other than the Company's common stock and securities issuable under the Company's Shareholder Rights Plan without first obtaining the consent of a majority of the outstanding Series D Stock. The Company is required to redeem all outstanding Series D Stock on April 1, 2000, at $1,000 per share, in each case plus accrued and unpaid dividends. The Series D Stock purchase agreement also includes certain financial covenants applicable to the Company, and certain restrictions applicable to the purchasers on the disposition, acquisition or the taking of other specified actions with respect to the voting securities of the Company.

     The balance of the preferred stock is shown net of the unamortized preferred stock discount. The unamortized amount in 1993 and 1992 is $781 and $906, respectively.

Note 9.  Common Stock, Additional Paid-in Capital and Treasury Stock

     Pursuant to the By-Laws of the Corporation, directors who are not employees of the Corporation receive an annual retainer of $12,000. Under the terms of the 1992 Stock Ownership Plan for Non-Employee Directors, each non-employee director receives at least 50% of his annual retainer in shares of common stock. The number of shares of common stock is based on the fair market value of such shares at the end of each quarterly period. Also, each non-employee director automatically receives an option to purchase an additional 2,000 shares of common stock every other year. At the implementaion of the Plan, 150,000 shares were reserved for issuance.

     The Company maintains a Shareholder Rights Plan which provides one Preferred Stock Purchase Right (Right) for each outstanding share of Common Stock of the Company. Each Right entitles the registered holder, subject to the terms of a Rights Agreement, to purchase one one-thousandth of a share
(Unit) of Series B Preferred Stock, par value $1.00 per share (Preferred Stock), at a purchase price of $50 per Unit. The units of preferred stock are non-redeemable, voting, and are entitled to certain preferential dividend rights. The exercise price and the number of units issuable are subject to adjustment to prevent dilution.

     The Rights are not exercisable until the earlier to occur of (i) 10 days following a public announcement (the date of such announcement being the "Stock Acquisition Date") that a person or group has acquired beneficial ownership of 20% or more of the then outstanding shares of capital stock of the Company entitled to vote ("Acquiring Party") or (ii) a date determined by the Board of Directors following the commencement of a tender or exchange offer which would result in a party beneficially owning 30% or more of the shares of voting stock of the Company.

     The Board of Directors of the Company may redeem the Rights at any time on or prior to the tenth day following the Stock Acquisition Date at a price of $0.01 per Right. Unless earlier redeemed, the Rights will expire on December 20, 1998.

     Common stock reserved for issuance at December 31, 1993 and 1992, were as follows: conversion of debentures and redeemable preferred stock -- 3,197,416 and 3,277,416, respectively; and stock options and other awards -- 1,236,111 and 1,394,628, respectively.

     As a result of the Company's losses in previous years, there was not a sufficient amount of retained earnings from which to pay dividends and, accordingly, dividends paid on common and preferred stock were charged to "Additional Paid-in Capital."

Note 10.   Employee stock option and purchase plans

     The Company maintains two stock option plans under which grants have been made to officers and key employees. Options are generally first exercisable after one year but before ten years from date of grant.

     A summary of changes during 1993, 1992, and 1991 in shares of common stock authorized for grant to officers and key employees under the stock option plans are as follows:
                                                Number of Shares
                                         1993         1992          1991
                                       --------     --------      --------
Shares under option at January 1       892,337    1,044,189       551,239
Options granted                        185,000      115,000       537,000
Options canceled                      (204,517)    (266,852)      (44,050)
                                     ----------   ----------    ----------
Shares under option at December 31     872,820      892,337     1,044,189
                                     ==========   ==========    ==========
Options exercisable at December 31     300,220      347,887       418,854

Price per share of options granted    $ 6.00 to    $ 4.50 to    $ 5.38 to
                                        $ 7.75       $ 8.50       $ 8.38

     Option prices at December 31, 1993, ranged from $4.50 to $20.00 per share.

     Options available for grant at December 31, 1993, 1992 and 1991 were 213,291, 352,291 and 815,102, respectively.

Note 11.  Taxes on income

     The components of income (loss) before income taxes were as follows:

                                         1993          1992        1991
                                       --------     --------     --------
Domestic                              $  5,819     $ (3,526)    $(34,554)
Foreign                                 (1,915)      (5,971)      (2,984)
                                       --------     --------     --------
     Total                            $  3,904     $ (9,497)    $(37,538)
                                       ========     ========     ========


     FAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

     The provision (benefit) for income taxes consists of the following (in thousands):

                                         1993         1992         1991
                                       --------     --------     --------
Current provision (benefit):
     U.S. federal                     $   (703)    $     20     $ (1,444)
     Foreign                               -           (196)        (191)
     State                                 -             50           35
                                       --------     --------     --------
                                          (703)        (126)      (1,600)
                                       --------     --------     --------
Deferred provision (benefit):
     U.S. federal                          -             20          -
     Foreign                              (145)        (746)         -
     State                                 -             80          -
                                       --------     --------     --------
                                          (145)        (646)         -
                                       --------     --------     --------
Total                                 $   (848)    $   (772)    $ (1,600)
                                       ========     ========     ========

     Deferred tax provisions (benefits) result from differences in the years in which certain elements of income or expense are included in financial statements and income tax returns. Deferred taxes related to the following temporary differences:

                                         1993         1992         1991
                                       --------     --------     --------
Unrecognized future tax benefits      $  7,304     $  1,891     $  3,745
Gross margins on long-term contracts       245          309       (1,163)
Depreciation expense                       864         (350)        (411)
Provision for costs not currently
    deductible                          (8,079)      (1,457)      (2,089)
Cash basis accounting                      -            -           (250)
Installment sale                          (364)        (793)           8
Other items                               (115)        (246)         160
                                       --------     --------     --------
                                      $   (145)    $   (646)    $    -
                                       ========     ========     ========


     The U.S. effective income tax rate from operations is different from the U.S. federal statutory rate for the following reasons:

                                             1993        1992        1991
                                           --------    --------    --------
Income tax provision (benefit) if
   computed at U.S. federal rates         $  1,378    $ (3,229)   $(12,776)
Benefit of net operating loss
   carryforwards                            (1,534)        -           -
Unutilized net operating losses
   and tax credits                             -         2,249       7,837
Carryback of net operating losses at
   less than statutory rates                   -           -         2,695
State income taxes net of
   federal benefit                             -            86          23
Foreign tax rate variances                     -             9         822
Recognition of deferred tax asset
   due to carryback                           (703)        -           -
Other                                           11         113        (201)
                                           --------    --------    --------
                                          $   (848)   $   (772)   $ (1,600)
                                           ========    ========    ========


     The deferred tax assets and liabilities are comprised of the following:

                                           12/31/93        12/31/92
                                          ----------      ----------
     Restructuring reserve                $     483       $   1,011
     Bad debt reserve                           300             454
     Other                                    2,430           3,549
     Employee benefit reserves                2,376           2,095
     Allowance for doubtful accounts          1,090           1,680
     Reserve for net realizable value
          of real estate                      2,564           2,581
     Other                                    1,093           1,371

     Net operating losses and credits        17,024          13,920

     Property, plant and equipment           (2,526)         (2,526)
     Other                                     (195)            -
                                           ---------       ---------
                                             24,639          24,135
                                           ---------       ---------
     Valuation allowance                    (24,639)        (24,135)
                                           ---------       ---------
Net deferred tax asset                    $     -         $     -
                                           =========       =========


     For Federal income tax purposes,the Company has domestic regular tax net operating loss carryforwards of approximately $20 million and alternative minimum tax net operating loss carryforwards of $17.0 million as of December 31, 1993, which may be used to offset future taxable income. The

Company also has foreign net operating losses of approximately $5.0 million. These net operating losses expire beginning in 2002. Additionally, the Company has available $5.7 million of investment tax credit carryforwards which will expire beginning in 2002.

Note 12.  Restructuring costs and asset disposition

     In 1992 the Company recorded a $10 million restructuring charge principally for the consolidation of facilities in France and the elimination of redundant functions in the Company's motion technologies group. In 1991, the Company implemented a restructuring resulting in a charge of $16.7 million to, among other things, reduce the Company's domestic and foreign work force. In addition, the Company charged $9.6 million in 1991 to operations primarily to provide for unanticipated costs in completing several large, fixed-price military contracts.

     In November 1992 the Company sold certain assets of its proprietary MICRO-FLIR(R) thermal imaging products business to the Electronic Systems Group of Westinghouse Electric Corporation located in Baltimore, Maryland.

Note 13.     Leases

     The Company leases certain of its facilities and equipment under various operating lease arrangements. Such arrangements generally include fair market value renewal and/or purchase options.

     Rent expense for operating leases amounted to $3.0 million in 1993 (excluding $.9 million which was provided for in the prior restructuring provisions), $5.2 million in 1992, and $4.9 million in 1991. Future minimum rental payments required under non-cancellable operating leases having a lease term in excess of one year, together with the present value of the net minimum lease payments at December 31, 1993, are as follows:

               1994                           $  2,606
               1995                              2,292
               1996                              1,794
               1997                              1,194
               1998                              1,029
               Thereafter                        7,871
                                               --------
               Total minimum lease payments    $ 16,786
                                               ========


Note 14.  Contingencies

     The Company has various lawsuits, claims, commitments and contingent liabilities arising from the ordinary conduct of its business; however, they are not expected to have a material adverse effect on its consolidated financial position.

     In doing business with the U.S. Government, the Company is subject to routine audits and, in certain circumstances, to inquiry, review, or investigation by the U.S. Government Agencies relating to the Company's compliance with Government Procurement policies and practices. The Company's policy has been and continues to be to conduct its activities in compliance with all applicable rules and regulations. Management believes that any such potential audits or investigations, individually and in the aggregate, will not have any material adverse effect upon the financial condition of the Company.

     The Company is engaged primarily in the manufacture and sale of highly diversified lines of commercial, industrial, and military products into both domestic and international markets. The Company generally does not require collateral from its customers on the basis of ongoing reviews and evaluations of their credit and financial condition.

Note 15.  Retirement plans

     The Company maintains three non-conributory qualified defined benefit pension plans covering substantially all domestic employees. Plans covering most employees provide pension benefits based generally on the employee's years of service and final five-year or career average compensation. Due to full funding, the Plans currently have no required contribution by the Company.

     The net periodic pension cost for the years 1993, 1992 and 1991, including amounts related to discontinued operations, included the following components:

                                         1993         1992          1991
                                       --------     --------      --------
Service cost                          $  2,146     $  2,235      $  2,609
Interest cost                            3,058        3,289         3,030
Actual return on plan assets            (6,376)      (4,280)      (10,389)
Net amortization and deferral              (65)      (2,419)        4,748
                                       --------     --------      --------
Net periodic pension cost (credit)    $ (1,237)    $ (1,175)     $     (2)
                                       ========     ========      ========

The assumptions used in determining the end of year benefit obligations included a discount rate of 7.25% and 7.75% in 1993 and 1992, respectively, an expected investment return of 10% and compensation increases of 5%.
During 1993 and 1992, the Company had pension curtailments resulting from the larger than expected reductions in the number of employees who would otherwise be eligible to participate in a defined benefit pension plan. Accordingly, the net amortization and deferral component of the credit includes a curtailment gain of $1.3 million for 1993 and $1.0 million for 1992. The Plan assets consist principally of cash, common stocks, and bonds.

     The Plans' funded status together with the amounts recognized in the Company's Balance Sheet at December 31 are as follows:

                                                 1993               1992
                                               --------           --------
Actuarial present value of
   benefit obligations:
     Vested                                   $ 29,991           $ 28,770
                                               ========           ========
     Accumulated                                30,885             29,726
                                               ========           ========
     Projected                                  44,333             40,925
Plan assets at fair value                       49,625             47,610
                                               --------           --------
Plan assets in excess of
   projected benefit obligation                  5,292              6,685
Unrecognized net (gain) loss                     1,661               (839)
Unrecognized net asset at January 1             (6,421)            (6,993)
Unrecognized prior service cost                  2,081              2,523
                                               --------           --------
Prepaid pension cost                          $  2,613           $  1,376
                                               ========           ========

     The Salaried Employees' Retirement Plan provides that in the event of a termination of that Plan following a change in control of the Company, any assets of the Plan remaining after provision is made for all benefits thereunder will be employed to supplement such benefits.

     The Company also maintains a Supplemental Retirement Income Plan ("SERP") for key employees. Eligibility is restricted to individuals designated by the Personnel and Compensation Committee of the Board who, in its sole discretion, have made outstanding long-term contributions to the Company. The SERP is designed to provide each designated participant with an increased level of retirement income commencing the month following his 65th birthday. Under the SERP, a supplemental amount is paid to each participant so that, together with any amounts payable under the Company's qualified retirement plans, any long-term disability insurance payments and any social security benefits, the participant receives a monthly benefit equal to 60% of his salary at the date of inclusion in the plan. Amounts payable under the SERP are subject to adjustment for inflation. The Company has accrued an actuarially determined liability of $2.8 million at December 31, 1993 ($2.3 million at December 31, 1992), in anticipation of the payment of such benefits in the future to seven former employees who were designated as eligible by the Personnel and Compensation Committee for participation in the SERP program. No one of these former employees is receiving benefits currently. The Company incurred a pension expense of $.3 million and $.2 million in 1993 and 1992, respectively, in additional funding for the SERP.

Note 16.  Postretirement medical insurance benefits

     The Company maintains a postretirement medical benefits plan covering substantially all domestic employees hired prior to January 1, 1992. The plan is contributory, retiree contributions are based on the difference between total cost and the employer contribution and are adjusted annually. The Company's contribution towards retiree medical benefits for employees retiring after January 1, 1992, are capped at 1991 levels. FAS 106 was implemented on a delayed recognition basis, resulting in amortization of the transition obligation amount over 20 years. The Company currently funds the plan as claims are paid.

     Net periodic postretirement benefit cost for 1993 included the following components:

          Service cost                                 $   125
          Interest cost                                    412
          Actual return on plan assets                      -
          Amortization of obligation at transition         278
                                                        -------
          Net periodic postretirement benefit cost     $   815
                                                        =======

     For measurement purposes, a 12% annual rate of increase in the per capital cost of covered medical benefits was assumed for 1993; the rate was assumed to decrease gradually to 6% for 1999 and remain at that level thereafter. Increasing the assumed health care cost trend rates by 1% in each year would increase the accumulated postretirement benefit obligation as of January 1, 1993, by $246 thousand and the aggregate of the service cost and interest cost components of net periodic postretirement benefit cost by $20 thousand.

     The plan's funded status together with the amounts recognized in the Company's Balance Sheet at December 31, 1993, are as follows:

Accumulated postretirement benefit obligation:
          Retirees                                     $ 4,166
          Fully eligible plan participants                 368
          Other active plan participants                 1,953
                                                        -------
              Total                                      6,487
Plan assets at fair value                                  -
                                                        -------
Accumulated postretirement benefit obligation
     in excess of plan assets                           (6,487)
Unrecognized net (gain) loss                               805
Unrecognized prior service cost                            -
Unrecognized transition obligation                       5,282
                                                        -------
Accrued postretirement benefit cost                    $  (400)
                                                        =======

     The Company's postretirement benefit plans are unfunded. As of January 1, 1993, the accumulated postretirement benefit obligation was $5.6 million and the value of the plan assets was $0.

     The weighted average discount rate used in determining the accumulated postretirement benefit obligation are 7.25% and 7.75% as of December 31, 1993 and 1992, respectively.

Note 17.   Foreign Operations and Geographic Segments, and Export Sales

     The impact of the Company's foreign operations upon the consolidated financial statements are summarized as follows (in thousands):


                                                                     Foreign
1993                     Consolidated   Eliminations   Domestic    Operations
- ----                     ------------   ------------   ---------   ----------
Net sales                   $185,538       $ (4,113)   $150,260     $ 39,391
                             ========       ========    ========     ========
Net income (loss) from
  continuing operations     $  4,752       $    325    $  6,938     $ (2,511)
                             ========       ========    ========     ========
Identifiable assets         $ 95,943       $    (72)   $ 66,814     $ 29,201
Corporate assets              38,065            -        38,065          -
                             --------       --------    --------     --------
Total assets                $134,008       $    (72)   $104,879       29,201
                            ========       ========    ========
Liabilities                                                           21,635
                                                                     --------
Equity in foreign
   subsidiaries                                                     $  7,566
                                                                     ========


                                                                     Foreign
1992                     Consolidated   Eliminations   Domestic    Operations
- ----                     ------------   ------------   ---------   ----------
Net sales                   $194,859       $ (3,693)   $150,914     $ 47,638
                             ========       ========    ========     ========
Net income (loss) from
  continuing operations     $ (8,725)      $    316    $ (4,064)    $ (4,977)
                             ========       ========    ========     ========
Identifiable assets         $110,691       $   (683)   $ 77,372     $ 34,002
Corporate assets              38,877            -        38,877          -
                             --------       --------    --------     --------
Total assets                $149,568       $   (683)   $116,249       34,002
                             ========       ========    ========
Liabilities                                                           26,725
                                                                     --------
Equity in foreign
  subsidiaries                                                      $  7,277
                                                                     ========

                                                                    Foreign
1991                     Consolidated   Eliminations   Domestic    Operations
- ----                     ------------   ------------   ---------   ----------
Net sales                   $200,457       $ (2,968)   $153,946     $ 49,479
                             ========       ========    ========     ========
Net income (loss) from
  continuing operations     $(35,938)      $    -      $(33,082)    $ (2,856)
                             ========       ========    ========     ========
Identifiable assets         $137,675       $ (7,901)   $104,599     $ 40,977
Corporate assets              16,768         (3,495)     15,474        4,789
                             --------       --------    --------     --------
Total assets                $154,443       $(11,396)   $120,073       45,766
                             ========       ========    ========
Liabilities                                                           32,097
                                                                     --------
Equity in foreign
  subsidiaries                                                      $ 13,669
                                                                     ========


     The Company's principal foreign operations include a d.c. motor manufacturing facility in France, together with sales subsidiaries in England and Germany. The sales eliminations are transfers at prevailing wholesale selling prices, principally from the domestic electro-optical instruments segment to a sales subsidiary in England.

     In addition to foreign operations, export sales amounted to $27.6 in 1993, $54.0 million in 1992, and $34.9 million in 1991.

     Sales to the U.S. Government or for U.S. Government end-use amounted to $39.4 in 1993, $38.9 million in 1992, and $40.9 million in 1991.

Note 18.  Other Financial Statement Data

     The following sections should be considered integral parts of the Notes to Consolidated Financial Statements:

                                                                Page

     Lines of Credit (see Liquidity and Capital Resources)       12
     Segments of Business Information                             2

                   INDEX TO FINANCIAL STATEMENTS SCHEDULES



                                                                    Page in
                              Schedule                             Form 10-K

     IX        Short Term Borrowings at December 31, 1993,
               1992 and 1991.                                         43

      X        Supplementary Income Statement Information -
               Years Ended December 31, 1993, 1992 and 1991.          44

               Report of Independent Accountants on Financial
               Statement Schedules - Coopers & Lybrand                45


     Schedules and Statements other than those enumerated above have been omitted because they are not required or are not applicable, or because the required information is set forth in the financial statements and notes thereto.

                                            KOLLMORGEN CORPORATION AND SUBSIDIARIES
                                                          SCHEDULE IX
                                                     SHORT TERM BORROWINGS
                                          YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991


                                             Weighted         Maximum amount      Average amount     Weighted average
Category of aggregate       Balance at        average          outstanding         outstanding         interest rate
short-term borrowings     end of period    interest rate    during the period   during the period    during the period

1993
  Notes payable to
      banks                $ 5,532,000            9.5%         $ 6,959,000         $ 5,177,000                9.7%


1992
  Notes payable to
      banks                $ 5,450,000           11.0%         $ 7,790,000         $ 6,192,000               11.2%


1991
  Notes payable to
      banks                $ 4,987,000           10.0%         $ 6,886,000         $ 6,526,000               10.1%




                    KOLLMORGEN CORPORATION AND SUBSIDIARIES
                                  SCHEDULE X
                   SUPPLEMENTARY INCOME STATEMENT INFORMATION
                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991


                                        Charged to Costs and expenses

                                         1993             1992               1991
Maintenance and repairs            $ 1,974,000       $ 1,655,000        $ 1,784,028
Advertising costs                    2,735,000         1,579,000          2,246,197



                    REPORT OF INDEPENDENT ACCOUNTANTS ON
                       FINANCIAL STATEMENT SCHEDULES


The Board of Directors and Shareholders
Kollmorgen Corporation:



     Our report on the consolidated financial statements of Kollmorgen Corporation is included on page 19 of this Form 10-K. In connection with our audit of such financial statements, we have also audited the related financial statement schedules for 1993 and 1992 listed in the index on page 42 of this Form 10-K.

     In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


                                             /s/ Coopers & Lybrand


                                             COOPERS & LYBRAND



Boston, Massachusetts
January 31, 1994

                                 EXHIBIT INDEX


                                                               Page in this
Exhibit No.             Description of Exhibit                  Form 10-K


   3(a)       Restated Certificate of Incorporation, as              N/A
              amended, incorporated by reference to
              Exhibit 3(a) of the Form SE filed on
              April 2, 1990.

   3(b)       By-Laws, as amended.                                   50

   4(a)       Debenture Purchase Agreement dated as of               N/A
              July 30, 1982, with respect to 10-1/2%
              Convertible Subordinated Debentures Due 1997 incorporated by reference to Exhibit 4 to the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 1982.

   4(b)       Indenture dated as of May 1, 1984, with respect        N/A
              to 8-3/4% Convertible Subordinated Debentures
              Due 2009 incorporated by reference to Exhibit 4
              to Registration Statement on Form S-3 (2-90655)

   4(c)       Rights Agreement dated as of December 20, 1988,        N/A
              as amended and restated as of March 27, 1990, between the Company and the First National Bank of Boston, as Rights Agent, incorporated by reference to Exhibit 4(d) of the Form SE filed on April 2, 1990.

   4(d)       Stock purchase agreement dated March 27, 1990,         N/A
              with Annex II, Registration Rights, with respect to the issue of Series D Convertible Preferred
              Stock, par value $1.00, of the Company,
              incorporated by reference to Exhibit 4(e) of the Form SE filed on April 2, 1990.

  10(a)       Letter of Credit Facility Agreement dated              N/A
              July 24, 1992, among Kollmorgen Corporation, The
              First National Bank of Boston, Certain Other
              Financial Institutions Listed on Schedule 1, and
              The First National Bank of Boston, as Agent, incorporated by reference to Ex-10 of the Form SE to Form 10-Q filed on August 11, 1992.

  10(b)       Fourth Amendment to Exhibit 10(a), incorporated        N/A
              by reference to Ex-10 of the Form SE to Form 10-Q filed on November 10, 1993.

                                                               Page in this
Exhibit No.             Description of Exhibit                  Form 10-K


  10(c)       Kollmorgen Stock Option Plan, as amended,              N/A
              incorporated by reference to Exhibit A of the Company's Proxy Statement dated March 24, 1987, for the Annual Meeting of Shareholders held on April 22, 1987.

  10(d)       Kollmorgen 1991 Long Term Incentive Plan,              N/A
              incorporated by reference to Exhibit A of the Company's Proxy Statement dated April 29, 1991, for the Annual Meeting of Shareholders held on May 23, 1991.

  10(e)       Form of 1983 Incentive Stock Option Agreement          N/A
              for James A. Eder.  Said agreement is
              incorporated by reference to Exhibit 10(e) to the Annual Report on Form 10-K of the Company for the year ended December 31, 1987.

  10(f)       Form of 1988 Non-Qualified Stock Option                N/A
              Agreement for James A. Eder. Said agreement is incorporated by reference to Exhibit 10(g) to the Annual Report on Form 10-K of the Company for the year ended December 31, 1988.

  10(g)       Form of 1990 Non-Qualified Stock Option                N/A
              Agreement for James A. Eder. Said agreement is incorporated by reference to Exhibit 10(h) to the Annual Report on Form 10-K of the Company for the year ended December 31, 1991.

  10(h)       Form of 1991, 1992, and 1993 Non-Qualified Stock       N/A
              Option Agreement under the Long-Term Incentive
              Plan and/or Kollmorgen Stock Option Plan for
              Gideon Argov, Robert J. Cobuzzi, James A. Eder and Robert W. Woodbury, Jr. Each agreement is identical except for the number of shares and the date of grant. Said agreement is incorporated by reference to Exhibit 10(j) to the Annual Report on Form 10-K of the Company for the year ended
              December 31, 1991.

  10(i)       Kollmorgen 1992 Stock Ownership Plan for               N/A
              Non-Employee Directors incorporated by
              reference to Exhibit A of the Company's Proxy
              Statement dated April 6, 1992, for the Annual
              Meeting of Shareholders held on May 13, 1992.

  10(j)       Form of 1992 Non-Qualified Stock Option                N/A
              Agreement between each non-employee director and the Company pursuant to the Kollmorgen
              1992 Stock Ownership Plan for Non-Employee
              Directors.

                                                               Page in this
Exhibit No.             Description of Exhibit                  Form 10-K


  10(k)       Bonus Plan for Corporate Officers and other            N/A
              key corporate employees.

  10(l)       Employment Agreement dated May 10, 1991, as            N/A
              amended, for James A. Eder. Said Agreement is incorporated by reference to Exhibit 10(c) to the Annual Report on Form 10-K of the Company for the year ended December 31, 1991.

  10(m)       Letter employment agreement dated May 21,              N/A
              1991, for Gideon Argov. Said Agreement is incorporated by reference to Exhibit 10(c) to the Annual Report on Form 10-K of the Company for the year ended December 31, 1991.

  10(n)       Letter employment agreement dated July 1,              N/A
              1991, for Robert J. Cobuzzi. Said Agreement is incorporated by reference to Exhibit 10(c) to the Annual Report on Form 10-K of the Company for the year ended December 31, 1991.

  10(o)       Form of severance agreement for each of the            N/A
              following persons:  Allan M. Doyle, Jr. and
              George P. Stephan.  Said agreement is
              incorporated by reference to Exhibit 10(i) to the Annual Report on Form 10-K of the Company for the year ended December 31, 1989.

  10(p)       Form of Indemnification Agreement for each of the      N/A
              Company's executive officers, directors and director emeritus. Each agreement is identical to this exhibit except for the name and title of each individual. Said agreement is incorporated by reference to Exhibit 10(f) to the Annual
              Report on Form 10-K of the Company for the year ended December 31, 1987.

  10(q)       Description of Post-Retirement Arrangement for         N/A
              Non-Employee Directors. Said agreement is incorporated by reference to Exhibit 10(i) to the Annual Report on Form 10-K of the Company for the year ended December 31, 1988.

   10(r)      Participation Agreement between Allan M. Doyle, Jr.    N/A
              and the Corporation with respect to Mr. Doyle's service as a director of Millitech Corporation.

   10(s)      Supplemental Retirement Income Plan for key            N/A
              executives. Said plan is incorporated by reference to Exhibit 10(n) to the Annual Report on Form 10-K of the Company for the year ended
              December 31, 1990.

                                                               Page in this
Exhibit No.             Description of Exhibit                  Form 10-K


   11         Calculations of Earnings Per Share.                    62

   16         Copy of the letter dated September 15, 1992,           N/A
              from KPMG Peat Marwick.  Said letter is
              incorporated by reference to Exhibit 16 of Form 8-K dated September 11, 1992.

   21         Subsidiaries of the Company.                           63

   23(a)      Consent of Independent Accountants -                   64
              Coopers & Lybrand

   23(b)      Independent Auditors' Consent -                        65
              KPMG Peat Marwick

   24         Powers of Attorney                                     66