Form 10-Q
period 1994-03-31
KOLLMORGEN CORP
filed 1994-05-12
CIK 56583

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1994

Commission File No. 1-5562

                              KOLLMORGEN CORPORATION
             (Exact name of registrant as specified in its charter)

          New York                                        04-2151861
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                      Identification No.)


160l Trapelo Road, Waltham, Massachusetts                   02154
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code:   (617)  890-5655


                              NONE
(Former name, former address and former fiscal year, if changed since last report.)


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                               Yes   X       No


        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                            Outstanding at May 12, 1994
Common Stock, $2.50 par value                        9,639,138 shares

                            KOLLMORGEN CORPORATION


                                     INDEX




                                                                 Page No.


PART I - Financial Information


    Consolidated Statements of Operations                            3
        for the Three Months Ended
        March 31, 1994 and 1993 (unaudited)


    Consolidated Balance Sheets as of                                4
        March 31, 1994 (unaudited)
        and December 31, 1993


    Consolidated Statements of Cash Flows                            5
        for the Three Months Ended
        March 31, 1994 and 1993 (unaudited)


    Notes to Consolidated Financial Statements                       6


    Management's Discussion and Analysis                        7-9
        of Financial Condition and
        Results of Operations



PART II - Other Information                                     9

                 PART I - FINANCIAL INFORMATION

              KOLLMORGEN CORPORATION AND SUBSIDIARIES
              Consolidated Statements of Operations
          (Dollars in thousands, except per share amounts)
                                                    For the
                                                Three Months Ended
                                                     March 31,
                                                            ------------------
                                                1994             1993
                                                      (unaudited)         (unaudited)
                                              --------         --------
Net sales                                      44,159        $  45,568
Cost of sales                                  28,752           31,028
                                             ---------        ---------
Gross profit                                   15,407           14,540
                                             ---------        ---------
Selling and marketing expense                   6,120            6,016
General and administrative expense              5,077            5,503
Research and development expense                2,421            2,343
                                             ---------        ---------
Income before interest and taxes                1,789              678
                                             ---------        ---------
Other income (expense):
    Interest expense, net                        (928)          (1,157)
    Other, net                                    (11)              38
                                             ---------        ---------
Income (loss) before income taxes                 850             (441)

Provision for income taxes                        -0-              -0-
                                             ---------        ---------

Net income (loss)                           $     850        $    (441)
                                             =========        =========

Earnings (loss) per common share               $  .03           $ (.10)
                                                ======           ======


See accompanying notes to consolidated financial statements.

              KOLLMORGEN CORPORATION AND SUBSIDIARIES
                   Consolidated Balance Sheets
                     (Dollars in thousands)
                           ASSETS
                                                  March 31,
                                                    1994       December 31,
                                                           (unaudited)  1993
                                                 ---------        ---------
Current assets:
    Cash and cash equivalents                   $  15,535        $  17,682
    Restricted cash                                 8,822            6,720
    Accounts receivable                            30,804           33,744
    Recoverable amounts on long-term contracts      6,446            5,834
    Inventories                                    22,676           22,018
    Prepaid expenses                                3,618            3,564
                                                 ---------        ---------
Total current assets                               87,901           89,562
                                                 ---------        ---------
Property, plant and equipment, net                 29,869           30,461
Net assets held for sale                            3,000            3,000
Other assets                                       11,081           10,985
                                                 ---------        ---------
                                                $ 131,851        $ 134,008
                                                 =========        =========

                LIABILITIES and SHAREHOLDERS' EQUITY

Current liabilities:
    Notes payable to banks                      $   5,512        $   5,532
    Current portion of long-term debt               3,874            3,872
    Accounts payable                               15,570           16,341
    Accrued liabilities                            30,646           32,561
                                                 ---------        ---------
Total current liabilities                          55,602           58,306
                                                 ---------        ---------
Long-term debt                                     44,120           44,120
Other liabilities                                   1,670            1,590
Redeemable preferred stock                         22,438           22,407
Common shareholders' equity:
    Common stock                                   26,875           26,875
    Additional paid-in capital                     22,666           23,447
    Accumulated deficit                           (29,316)         (30,166)
    Cumulative translation adjustments             (2,276)          (2,624)
    Less common stock in treasury, at cost         (9,928)          (9,947)
                                                 ---------        ---------
Total common shareholders' equity                   8,021            7,585
                                                 ---------        ---------
                                                $ 131,851        $ 134,008
                                                 =========        =========

See accompanying notes to consolidated financial statements.

              KOLLMORGEN CORPORATION AND SUBSIDIARIES
               Consolidated Statements of Cash Flows
                   (Dollars in thousands)
                                                           For the
                                                      Three Months Ended
                                                           March 31,
                                                      ------------------
                                                    1994         1993
                                                           (unaudited)     (unaudited)
                                                 ---------    ---------
Cash flows from operating activities:
Income (loss) from operations                   $     850    $    (441)
Adjustments to reconcile income (loss) to
  net cash provided by operating activities:
 Depreciation and amortization                      1,705        1,748
Changes in operating assets and liabilities:
 Restricted cash                                   (2,102)      (1,712)
 Accounts and notes receivable                      3,308        1,954
 Recoverable amounts on long-term contracts          (612)       4,738
 Inventories                                         (495)       2,230
 Prepaid expenses                                     (36)         111
 Accounts payable and accrued liabilities          (2,852)      (4,001)
 Deferred income taxes and other expenses              79          (16)
 Other                                               (155)        (372)
                                                 ---------    ---------
   Net cash provided by (used in) operations         (310)       4,239
                                                 ---------    ---------
Cash flows from investing activities:
 Capital expenditures                              (1,000)      (1,017)
                                                 ---------    ---------
   Net cash used in investing activities           (1,000)      (1,017)
                                                 ---------    ---------
Cash flows from financing activities:
 Net repayments under credit lines                    (98)        (275)
 Issuances of common stock                              4            -
 Retirement of long-term debt                           -         (206)
                                                          Dividends         (743)(741)
                                                 ---------    ---------
   Net cash used in financing activities             (837)      (1,222)
                                                 ---------    ---------
 Net increase (decrease) in cash and cash equivalents           (2,147)    2,000
 Cash and cash equivalents at beginning of period  17,682       23,463
                                                 ---------    ---------
 Cash and cash equivalents at end of period     $  15,535    $  25,463
                                                 =========    =========

See accompanying notes to consolidated financial statements.

              KOLLMORGEN CORPORATION AND SUBSIDIARIES

            Notes to Consolidated Financial Statements

                        March 31, 1994


1. The accompanying unaudited consolidated financial statements include the accounts of Kollmorgen Corporation and all of its majority owned subsidiaries.

2. In the opinion of management, the unaudited consolidated financial statements included herein contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's and its consolidated subsidiaries' financial condition at March 31, 1994, and the results of operations and cash flows for the three-month period then ended. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information.

3. Earnings (loss) per common share is based on net income less the dividends and interest accretion on redeemable preferred stock divided by the average number of common shares outstanding. Fully diluted net income assumes full conversion of all convertible securities into common stock which include the convertible subordinated debentures and redeemable preferred stock. The fully diluted calculation does not result in dilution of net income per common share and, accordingly, is not presented (see Exhibit 11).

       Management's Discussion and Analysis of Financial Condition
                     and Results of Operations



                  LIQUIDITY AND CAPITAL RESOURCES

  Kollmorgen's cash and cash equivalents decreased by $2.1 million during the first quarter of 1994. Net income from operations and depreciation and amortization provided $2.6 million in cash. The Company's restricted cash balance increased $2.1 million during the quarter as its outstanding standby letters of credit increased to $13.6 million from $9.4 million at year-end 1993. In addition, accounts receivable collections provided $3.3 million in cash which was partially offset by decreases in payables and other liabilities of $2.9 million. Inventories and recoverable amounts on long-term contracts increased slightly from year-end 1993.

  Investing activities used $1 million in cash for purchases of capital equipment while financing activities used $.8 million in cash, of which $.7 million was used for payment of dividends to both common and preferred shareholders. The Company is required in accordance with the terms of its 8-3/4% convertible subordinated debt agreement to make a minimum of $1.8 million sinking fund payment on May 1 of each year commencing on May 1, 1994, and continuing until 2008. The Company feels it can generate sufficient resources through cash from operations to meet its financial obligations.

  There were no significant capital expenditure commitments at the end of the quarter.

                       RESULTS OF OPERATIONS

  Sales for the first quarter 1994 were $44.2 million resulting in a net profit of $.9 million or $.03 per common share. This compares with 1993 first quarter sales of $45.6 million and a net loss of $.4 million or a loss of $.10 per common share. Selling, general and administrative expenses were reduced by $.5 million over the corresponding period a year ago, primarily due to decreased expenses in the motion technologies group as a result of personnel reductions in that segment.

  Backlog at the end of the first quarter in 1994 was $129 million, an increase over the first quarter and year-end 1993 of $20 million and $19 million, respectively.

                Segments of Business Information
                    (dollars in thousands)
                                       For the
                                   Three Months Ended
                                        March 31,
                                   ------------------
                               1994             1993
                            ---------        ---------
Motion Technologies Group:
 Net sales                 $  26,052        $  27,622
 Operating profit              1,553            1,233

Electro-Optical Instruments:
 Net sales                    18,107           17,946
 Operating profit              1,318              505

General Corporate:
 Operating expenses           (2,021)          (2,179)

Consolidated:
 Net sales                 $  44,159        $  45,568
 Operating income (loss)         850             (441)



  In the motion technologies group, first quarter 1994 sales were $26.1 million compared to $27.6 million, down 6% from the corresponding quarter of 1993. Operating profit for this segment was $1.6 million compared to $1.2 million, up 26% from the same period a year ago. The decrease in sales is primarily due to a lower sales volume in the domestic military/aerospace portion of the business. The increase in operating income, despite the sales decline, is a result of cost reductions and improved operating performance in the Company's domestic motor businesses.

  Backlog for this segment at the end of the first quarter 1994 was $54.2 million, an increase of 4% from year-end 1993.

  In the electro-optical instruments segment, sales were $18.1 million for the 1994 first quarter compared to $17.9 million for the corresponding period a year ago. The relatively flat sales is a result of an increase in revenues on long-term military contracts at the Company's Electro-Optical Division offset by decreased revenues in the commercial color and light measurement products. This decrease in the commercial portion of the business can be primarily attributed to delays in repairing the Photo Research facility as a result of the California earthquake in Northridge. This leased facility was not able to be occupied for most of the quarter while repair crews cleaned up the damage. Operating profit for the segment was $1.3 million for the 1994 first quarter as compared to $.5 million for the corresponding period a year ago due to improved operating performance and higher revenues at the Company's Electro-Optical Division. During this quarter that Division was awarded three major contracts from the U.S. Navy for optronic sights and periscopes and a foreign order totalling approximately $7 million.

  Backlog for this segment at the end of the 1994 first quarter was $75.3 million, a 30% increase over the year-end 1993.

  General corporate expense includes net interest income and expense and general corporate administrative expenses. These expenses were down $.2 million as a result of lower interest expense.


                  PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

  (a)  Exhibits -- Listed below are the exhibits filed with this report.

          11. Statement re computation of per share earnings.

  (b) Reports on Form 8-K -- None.

                           SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                       KOLLMORGEN CORPORATION


                       By:   /s/  Robert J. Cobuzzi
                           Robert J. Cobuzzi, Senior Vice President
                           Treasurer and Chief Financial Officer


Date: May 12, 1994