Form 10-Q
period 1994-06-30
KOLLMORGEN CORP
filed 1994-08-12
CIK 56583

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 1994

Commission File No. 1-5562

                              KOLLMORGEN CORPORATION
             (Exact name of registrant as specified in its charter)

          New York                                        04-2151861
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                      Identification No.)


1601 Trapelo Road, Waltham, Massachusetts                   02154
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code:   (617)  890-5655


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

                                               Yes   X       No _____


               Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                            Outstanding at August 10, 1994
Common Stock, $2.50 par value                        9,641,538 shares

                                   KOLLMORGEN CORPORATION


                                         INDEX



                                                             Page No.


PART I - Financial Information

               Consolidated Statement of Operations for              3
                   the Three Months and Six Months Ended
                   June 30, 1994 and 1993 (unaudited)

               Consolidated Balance Sheets as of                     4
                   June 30, 1994 (unaudited) and
                   December 31, 1993

               Consolidated Statements of Cash Flows for             5-6
                   the Six Months Ended June 30, 1994
                   and 1993 (unaudited)

               Notes to Consolidated Financial Statements                 7

               Management's Discussion and Analysis of Financial          8-10
                   Condition and Results of Operations



PART II - Other Information                              10


                             PART I - FINANCIAL INFORMATION

                       KOLLMORGEN CORPORATION AND SUBSIDIARIES
                        Consolidated Statements of Operations
                   (Dollars in thousands, except per share amounts)
                                     (Unaudited)
                                                     For the                For the
                                                Three Months Ended           Six Months Ended
                                                     June 30,                     June 30,
                                          --------------------        -------------------
                                     1994      1993         1994     1993
                                  --------- ---------    --------- ---------
Net sales                         $ 49,778  $ 48,156     $ 93,937  $ 93,724
Cost of sales                       32,483    31,575       61,235    62,603
                                  --------- ---------    --------- ---------
Gross profit                        17,295    16,581       32,702    31,121
                                  --------- ---------    --------- ---------
Selling and marketing expense        6,834     6,267       12,954    12,283
General and administrative expense   5,473     5,587       10,550    11,090
Research and development expense     2,903     2,588        5,324     4,931
                                  --------- ---------    --------- ---------
Income before interest and taxes     2,085     2,139        3,874     2,817
                                  --------- ---------    --------- ---------
Other income (expense):
    Interest expense, net             (956)   (1,076)      (1,884)   (2,233)
    Other, net                          27       (47)          16        (9)
                                  --------- ---------    --------- ---------
Income before income taxes           1,156     1,016        2,006       575

Provision for income taxes             -         -            -         -
                                  --------- ---------    --------- ---------
Net income                        $  1,156  $  1,016     $  2,006  $    575
                                  ========= =========    ========= =========
Earnings (loss) per common share  $   0.06  $   0.04     $   0.09  $  (0.06)
                                  ========= =========    ========= =========
Number of shares used in calculating
    loss per common share            9,637     9,631        9,637     9,631



See accompanying notes to consolidated financial statements

                KOLLMORGEN CORPORATION AND SUBSIDIARIES
                      Consolidated Balance Sheets
                        (Dollars in thousands)
                             ASSETS
                                                    June 30,
                                                    1994       December 31,
                                                           (unaudited)  1993
                                                 ---------        ---------
Current assets:
    Cash and cash equivalents                   $  11,125        $  17,682
    Restricted cash                                 8,854            6,720
    Accounts receivable                            34,241           33,744
    Recoverable amounts on long-term contracts      7,787            5,834
    Inventories                                    21,998           22,018
    Prepaid expenses                                3,584            3,564
                                                 ---------        ---------
Total current assets                               87,589           89,562
                                                 ---------        ---------
Property, plant and equipment, net                 30,851           30,461
Net assets held for sale                            3,000            3,000
Other assets                                       11,605           10,985
                                                 ---------        ---------
                                                $ 133,045        $ 134,008
                                                 =========        =========

                LIABILITIES and SHAREHOLDERS' EQUITY

Current liabilities:
    Notes payable to banks                      $   5,991        $   5,532
    Current portion of long-term debt               3,936            3,872
    Accounts payable                               15,407           16,341
    Accrued liabilities                            31,510           32,561
                                                 ---------        ---------
Total current liabilities                          56,844           58,306
                                                 ---------        ---------
Long-term debt                                     42,494           44,120
Other liabilities                                   1,745            1,590
Redeemable preferred stock                         22,469           22,407
Common shareholders' equity:
    Common stock                                   26,878           26,875
    Additional paid-in capital                     21,895           23,447
    Accumulated deficit                           (28,160)         (30,166)
    Cumulative translation adjustments             (1,214)          (2,624)
    Less common stock in treasury, at cost         (9,906)          (9,947)
                                                 ---------        ---------
Total common shareholders' equity                   9,493            7,585
                                                 ---------        ---------
                                                $ 133,045        $ 134,008
                                                 =========        =========

See accompanying notes to consolidated financial statements.

              KOLLMORGEN CORPORATION AND SUBSIDIARIES
               Consolidated Statements of Cash Flows
                   (Dollars in thousands)
                         (Unaudited)
                                                           For the
                                                       Six Months Ended
                                                           June 30,
                                                      ------------------
                                                    1994         1993
                                                 ---------    ---------
Cash flows from operating activities:
Net income from operations                      $   2,006    $     575
Adjustments to reconcile net income to
  net cash provided by operating activities:
 Depreciation and amortization                      3,481        3,566

Changes in assets and liabilities:
 Restricted cash                                   (2,134)      (1,779)
 Accounts and notes receivable                      1,135          304
 Recoverable amounts on long-term contracts        (1,953)       4,635
 Inventories                                          728        1,449
 Prepaid expenses                                      74          279
 Accounts payable and accrued liabilities          (3,964)      (4,915)
 Deferred income taxes and other expenses             107           44
 Other                                               (180)        (302)
                                                 ---------    ---------
   Net cash provided by (used in) operations         (700)       3,856
                                                 ---------    ---------
Cash flows from investing activities:
 Capital expenditures                              (2,043)      (2,770)
 Acquisition of Hightech Components                  (749)          -
                                                 ---------    ---------
   Net cash provided by (used in) investing activities          (2,792)   (2,770)
                                                 ---------    ---------



Cash flows from financing activities:
 Net borrowings (repayments) under credit lines       155         (545)
 Issuance of common stock                              -            17
 Common stock issued from treasury                     40           -
 Retirement of long-term debt                      (1,774)        (415)
                                                          Dividends       (1,486)   (1,487)
                                                 ---------    ---------
   Net cash provided by (used in) financing activities          (3,065)   (2,430)
                                                 ---------    ---------
 Net increase (decrease) in cash and equivalents   (6,557)      (1,344)
 Cash and cash equivalents at beginning of period  17,682       23,463
                                                 ---------    ---------
 Cash and cash equivalents at end of period     $  11,125    $  22,119
                                                 =========    =========


Non-cash financing activities:
  Acquisition of Hightech Components:
 Fair value of assets acquired                  $   1,539    $      -
 Cash paid                                            749           -
                                                 ---------    ---------
 Note assumed                                   $     790    $      -
                                                 =========    =========


See accompanying notes to consolidated financial statements.

              KOLLMORGEN CORPORATION AND SUBSIDIARIES

            Notes to Consolidated Financial Statements

                        June 30, 1994


1. The accompanying unaudited consolidated financial statements include the accounts of Kollmorgen Corporation and all of its majority owned subsidiaries.


2. In the opinion of management, the unaudited consolidated financial statements included herein contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's and its consolidated subsidiaries' financial condition at June 30, 1994, and the results of operations for the three-month and six-month periods then ended and the cash flows for the six-month period then ended. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information.


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


4. On April 8, 1994, the net assets of Hightech Components, Ltd. were purchased for $1.5 million of which $.7 million was paid in cash and $.8 million was financed with a promissory note. Hightech is a distributor of motion technology products and is located in Hampshire, England.

     Management's Discussion and Analysis of Financial Condition
                   and Results of Operations

                     LIQUIDITY AND CAPITAL RESOURCES

    Kollmorgen's cash and cash equivalents decreased by $6.6 million during the first six months of 1994. Net income from operations and depreciation and amortization provided $5.5 million in cash. The Company's restricted cash balance increased by $2.1 million as its outstanding standby letters of credit increased from year end 1993. In addition, accounts receivable collections provided $1.1 million in cash offset by decreases in payables and other liabilities of $4.0 million. Recoverable amounts on long-term contracts increased by $2.0 million from year-end 1993.

    Investing activities used $2.8 million in cash of which $2.0 million was used to purchase capital equipment. In addition, the assets of Hightech Components, Ltd. were purchased for $1.5 million of which $.7 million was paid in cash and $.8 million was financed with an interest-bearing promissory note. Hightech is a distributor of motion technology products and is located in Hampshire, England.

    Financing activities used $3.0 million in cash of which $1.5 million was used for payment of dividends on both common and preferred stock. In addition, the Company, in accordance with the terms of its 8-3/4% convertible subordinated debentures, made a mandatory $1.8 million sinking fund payment on May 1, 1994. The Company is also required to make a $2.0 million sinking fund payment, in accordance with the terms of its 10-1/2% convertible subordinated debentures, on August 1, 1994.

    The Company believes that, along with its existing cash and cash equivalent balances, it can generate sufficient resources from operations to fund its capital expenditures and the mandatory sinking fund payments.

    There were no significant capital expenditure commitments at the end of the quarter.

                      RESULTS OF OPERATIONS

    Sales for the second quarter 1994 were $49.8 million resulting in net income of $1.2 million or $.06 per common share. This compares with second quarter sales for 1993 of $48.2 million and a net income of $1.0 million or $.04 per common share. For the 1994 six month period sales were $93.9 million and a net income of $2.0 million or $.09 per common share. This compares to 1993 results for the same period with sales of $93.7 million and net income of $.6 million or a loss of $.06 per common share. Earnings (loss) per common share are computed after payment of preferred dividends.

    Backlog at the end of the 1994 second quarter was $126 million, an increase over year-end 1993 of $16 million.

                   Segments of Business Information
                       (dollars in thousands)

                               For the               For the
                         Three Months Ended       Six Months Ended
                             June 30,                 June 30,
                         ------------------       ---------------
                          1994     1993      1994     1993
                       ------------------ ------------------
Motion Technologies Group:
   Net sales           $ 28,142 $ 28,912  $ 54,194 $ 56,534
   Operating income    $  1,743 $  2,424  $  3,296 $  3,657

Electro-Optical Instruments:
   Net sales             21,636   19,244    39,743   37,190
   Operating income       1,505      816     2,823    1,321

General Corporate:
   Operating expenses    (2,092)  (2,224)   (4,113)  (4,403)

Consolidated:
   Net sales           $ 49,778 $ 48,156  $ 93,937 $ 93,724
   Operating income    $  1,156 $  1,016  $  2,006 $    575


    In the Motion Technologies Group, second quarter 1994 sales were $28.1 million, down 3% compared to $28.9 million for the corresponding quarter of 1993. Operating income was $1.7 million compared to $2.4 million, down 28% from the same period a year ago. The decrease in sales is primarily due to reduced revenues in the military/aerospace portion of the business which decrease was slightly offset by increased sales in the industrial business. The decrease in operating income is due to the reduced sales and increased engineering expenses associated with new products at the Company's subsidiary in France.

    Sales for the six month period of 1994 were $54.2 million with operating income of $3.3 million compared to sales of $56.5 million and operating income of $3.7 million for the prior period. The reduction in sales is due primarily to lower sales volume in the Company's military/aerospace businesses both domestically and abroad. Certain cost reductions implemented last year in the domestic motor businesses partially offset the reduced profit generated on the lower sales volumes. Backlog for this segment at the end of the second quarter 1994 was $59.2 million, an increase of 13% from year-end 1993.

    In the Electro-Optical Instruments segment, sales were $21.6 million for the second quarter of 1993, an increase of 12% compared to $19.2 million for the corresponding period a year ago. Operating income was $1.5 million compared to $.8 million for the corresponding quarter a year ago. The increase in sales is primarily a result of achieving certain milestones on long-term military contracts at the Company's Electro-Optical Division. (Major long-term programs at this Division are accounted for using the percentage-of-completion method of revenue recognition.) In addition, there was a slight increase in revenues in the commercial color and light measurement businesses. The increase in sales volume contributed to the increased operating income for this segment.

    For the six month period of 1994 sales were $39.7 million compared to $37.2 million in 1993. Operating income was $2.8 million compared to $1.3 million for the corresponding period a year ago. The increase in sales is a result of increased revenues on long-term military contracts. This increase was partially offset by lower sales in the color and light measurement products as a result of the California facility's temporary shutdown due to the January earthquake and weak demand in the first quarter for the color measurement products. Operating income for this segment increased $1.5 million over the same six month period of 1993 as a result of the increased revenues recognized on long-term military contracts. Backlog for this segment at the end of the second quarter 1994 was $67 million, an increase of 15% over year-end 1993.

    General corporate expense includes net interest income and expense and general corporate administrative expenses. These expenses were down $.3 million from the same six-month period of 1993 as a result of lower interest expense due to the sinking fund payments on the Company's two convertible subordinated debentures.


                     PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

    At the Annual Meeting of Shareholders of the Company held on May 11, 1994, the following five persons were elected as directors:
Jerald G. Fishman as a Class I director for a term of one year and Gideon Argov, Allan M. Doyle, Jr., Eric M. Ruttenberg and George P. Stephan as Class II directors for a term of two years. The votes cast for or against/withheld with respect to each nominee are set forth below:

           Name             For      Against/Withheld
    -------------------- ---------       ----------------
    Jerald G. Fishman        10,378,018        43,624
    Gideon Argov             10,379,633        42,009
    Allan M. Doyle, Jr.      10,381,786        39,856
    Eric M. Ruttenberg       10,381,853        39,789
    George P. Stephan        10,382,001        39,641


Item 6.  Exhibits and Reports on Form 8-K

    (a) Exhibits -- Listed below are the exhibits filed with this report.

        Exhibit 11   Statement re computation of per share earnings.

    (b)  Reports on Form 8-K -- None.

                             SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             KOLLMORGEN CORPORATION


                             By:   /s/  Robert J. Cobuzzi
                                 Robert J. Cobuzzi, Senior Vice
                                   President, Treasurer and
                                   Chief Financial Officer


Date:   August 12, 1994