Form 10-Q
period 1994-09-30
KOLLMORGEN CORP
filed 1994-11-14
CIK 56583

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 1994

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

            Class                     Outstanding at November 11, 1994
Common Stock, $2.50 par value                      9,646,616 shares

                            KOLLMORGEN CORPORATION


                                    INDEX




                                                                 Page No.



PART I - Financial Information


               Consolidated Statements of Operations for                  3
                   the Three Months and Nine Months Ended
                   September 30, 1994 and 1993 (unaudited)


               Consolidated Balance Sheets as of                          4
                   September 30, 1994 (unaudited) and
                   December 31, 1993


               Consolidated Statements of Cash Flows                     5-6
                   for the Nine Months Ended
                   September 30, 1994 and 1993 (unaudited)


               Notes to Consolidated Financial Statements                  7


               Management's Discussion and Analysis of Financial        8-10
                   Condition and Results of Operations




PART II - Other Information                                               11

                       PART I - FINANCIAL INFORMATION

                   KOLLMORGEN CORPORATION AND SUBSIDIARIES
                    Consolidated Statements of Operations
              (Dollars in thousands, except per share amounts)
                                 (unaudited)
                                                  For the                   For the
                                            Three Months Ended           Nine Months Ended
                                               September 30,               September 30,
                                            -------------------          -----------------
                                      1994     1993           1994     1993
                                    ---------              ------------------ ---------
Net sales                           $ 46,396               $ 46,844 $140,333  $140,568
Cost of sales                         30,791  30,483         92,026   93,086
                                    ---------              ------------------ ---------
Gross profit                          15,605  16,361         48,307   47,482
                                    ---------              ------------------ ---------
Selling and marketing expense          6,719   6,019         19,673   18,302
General and administrative expense     5,388   5,484         15,938   16,574
Research and development expense       2,451   2,281          7,775    7,212
                                    ---------              ------------------ ---------
Income before interest and taxes       1,047   2,577          4,921    5,394
                                    ---------              ------------------ ---------
Interest and other (income) expense:
      Interest expense, net              915     890          2,799    3,123
      Other                              (43)     15            (59)      24
                                    ---------              ------------------ ---------
Income before income taxes               175   1,672          2,181    2,247

Provision for income taxes                 -       -              -        -
                                    ---------              ------------------ ---------
Net income                          $    175               $  1,672 $  2,181  $  2,247
                                    =========              ================== =========
Earnings (loss) per common share    $  (0.04)              $   0.11 $    .05  $   0.05
                                    =========              ================== =========

Number of shares used in calculating
   earnings (loss) per common share 9,640,000              9,633,0009,640,000 9,633,000
                                    =========              ================== =========


See accompanying notes to consolidated financial statements

                          KOLLMORGEN CORPORATION AND SUBSIDIARIES
                                 Consolidated Balance Sheets
                                   (Dollars in thousands)
                                           ASSETS
                                                           September 30,
                                                               1994             December 31,
                                                            (unaudited)            1993
                                                ----------       ----------
Current assets:
     Cash and cash equivalents                  $   7,741        $  17,682
     Restricted cash                                8,000            6,720
     Accounts receivable                           35,621           33,744
     Recoverable amounts on long-term contracts     8,656            5,834
     Inventories                                   23,039           22,018
     Prepaid expenses                               3,756            3,564
                                                 ---------        ---------
Total current assets                               86,813           89,562
                                                 ---------        ---------
Property, plant and equipment, net                 30,787           30,461
Net assets held for sale                            3,000            3,000
Goodwill                                            6,269            1,636
Other assets                                        9,639            9,349
                                                 ---------        ---------
                                                $ 136,508        $ 134,008
                                                 =========        =========

                LIABILITIES and SHAREHOLDERS' EQUITY

Current liabilities:
    Notes payable                               $   9,975        $   5,532
    Current portion of long-term debt               3,949            3,872
    Accounts payable                               16,597           16,341
    Accrued liabilities                            31,720           32,561
                                                 ---------        ---------
Total current liabilities                          62,241           58,306
                                                 ---------        ---------
Long-term debt                                     40,465           44,120
Other liabilities                                   2,061            1,590
Redeemable preferred stock                         22,511           22,407
Common shareholders' equity:
    Common stock                                   26,878           26,875
    Additional paid-in capital                     21,117           23,447
    Accumulated deficit                           (27,985)         (30,166)
    Cumulative translation adjustments               (881)          (2,624)
    Less common stock in treasury, at cost         (9,899)          (9,947)
                                                 ---------        ---------
Total common shareholders' equity                   9,230            7,585
                                                 ---------        ---------
                                                $ 136,508        $ 134,008
                                                 =========        =========


See accompanying notes to consolidated financial statements.

              KOLLMORGEN CORPORATION AND SUBSIDIARIES
               Consolidated Statements of Cash Flows
                   (Dollars in thousands)
                         (unaudited)
                                                           For the
                                                      Nine Months Ended
                                                         September 30,
                                                      ------------------
                                                   1994         1993
                                                ----------   ----------
Cash flows from operating activities:
Net income from operations                      $   2,181    $   2,247
Adjustments to reconcile net income to
  net cash provided by operating activities:
 Depreciation and amortization                      5,227        5,241

Changes in assets and liabilities:
 Restricted cash                                   (1,280)        (423)
 Accounts and notes receivable                        603        2,109
 Recoverable amounts on long-term contracts        (2,822)       4,589
 Inventories                                          707        1,903
 Prepaid expenses                                     (85)         227
 Accounts payable and accrued liabilities          (1,288)      (8,543)
 Deferred income taxes and other expenses             407          (11)
 Other                                               (803)         467
                                                 ---------    ---------
   Net cash provided by (used in) operations        2,847        7,806
                                                 ---------    ---------
Cash flows from investing activities:
 Capital expenditures                              (3,397)      (3,828)
 Purchase of property held for sale                    -        (4,263)
 Acquisition of Hightech Components                  (749)          -
 Acquisition of certain assets of Sperry Marine    (3,000)          -
                                                 ---------    ---------
   Net cash provided by (used in) investing activities          (7,146)   (8,091)
                                                 ---------    ---------



Cash flows from financing activities:
 Net borrowings (repayments) under credit lines       331       (2,774)
 Issuance of common stock                              11           34
 Common stock issued from treasury                     34           -
 Principal repayments on capital lease                (22)          -
 Retirement of long-term debt                      (3,765)      (2,426)
                                                          Dividends       (2,231)   (2,230)
                                                 ---------    ---------
   Net cash provided by (used in) financing activities          (5,642)   (7,396)
                                                 ---------    ---------
 Net increase (decrease) in cash and cash equivalents           (9,941)   (7,681)
 Cash and cash equivalents at beginning of period  17,682       23,463
                                                 ---------    ---------
 Cash and cash equivalents at end of period     $   7,741    $  15,782
                                                 =========    =========


Non-cash financing activities:
  Mortgage assumed                              $      -     $   1,987

  Acquisition of Hightech Components:
 Fair value of assets acquired                      1,539           -
 Cash paid                                            749           -
                                                 ---------    ---------
 Note assumed                                         790           -
                                                 =========    =========


  Acquisition of assets of Sperry Marine:
 Fair value of assets acquired                      5,000           -
 Cash paid                                          3,000           -
                                                 ---------    ---------
 Notes assumed                                      2,000           -
                                                 =========    =========


See accompanying notes to consolidated financial statements.

                            KOLLMORGEN CORPORATION AND SUBSIDIARIES

                          Notes to Consolidated Financial Statements

                                   September 30, 1994


1. The accompanying unaudited consolidated financial statements include the accounts of Kollmorgen Corporation and all of its majority owned subsidiaries.


2. In the opinion of management, the unaudited consolidated financial statements included herein contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's and its consolidated subsidiaries' financial condition at September 30, 1994, and the results of operations for the three-month and nine-month periods then ended and the cash flows for the nine-month periods ended September 30, 1994, and September 30, 1993. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information.


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


4. On September 1, 1994, the Electro-Optical Division in Northampton, Massachusetts, purchased certain assets of the conventional optical periscope business of Sperry Marine Inc. The purchase price was $5 million of which $3 million was paid in cash and $2 million was financed with promissory notes. This acquisition resulted in $4.2 million of goodwill.

      Management's Discussion and Analysis of Financial Condition
                    and Results of Operations

                     LIQUIDITY AND CAPITAL RESOURCES

     Kollmorgen's cash and cash equivalents decreased by $9.9 million during the first nine months of 1994. Net income from operations and depreciation and amortization provided $7.4 million in cash. Accounts receivable and inventory provided a total of $1.3 million while the recoverable amounts on long-term contracts and accrued liabilities and accounts payable used a total of $4.1 million.

     The Company's restricted cash balance increased $1.3 million to a total of $8.0 million at September 30, 1994. In September, the Company's standby letter of credit facility was amended to allow for a reduced level of free cash necessary for collateral. This amendment stipulated that the amount of cash necessary for collateral will be equal to 50% of the total outstanding standby letters of credit to a maximum collateral amount of $8 million. The total outstanding letters of credit at September 30, 1994, at the Company's lead bank was $15.9 million. (The Company is currently negotiating the renewal of its one-year domestic standby letter of credit facility with its lead bank.)

     Investing activities accounted for $7.1 million in cash of which $3.4 million was used to purchase fixed assets. In addition, certain assets of the conventional optical periscope business of Sperry Marine Inc. were purchased on September 1, 1994, for a total of $5 million of which $3 million was paid in cash and $2 million was financed with promissory notes. This acquisition resulted in $4.2 million of goodwill.

     On April 8, 1994, the assets of Hightech Components, Ltd. were purchased for $1.5 million of which $.7 million was paid in cash and $.8 million was financed with an interest-bearing promissory note. Hightech is a distributor of motion technology products and is located in Hampshire, England.

     Financing activities used $5.6 million in cash of which $2.2 million was used for payment of dividends on both common and preferred stock. In addition, $1.7 and $2 million, respectively, were used to make mandatory sinking fund payments on the Company's 8-3/4% and 10-1/2% convertible subordinated debentures.

     The Company believes that, along with its existing cash and cash equivalent balances, it can generate sufficient resources from operations to fund its capital expenditures, mandatory sinking fund payments and working capital requirements.

     There were no significant capital expenditure commitments at the end of the quarter.

                      RESULTS OF OPERATIONS

     Sales for the third quarter 1994 were $46.4 million resulting in net income of $0.2 million or a loss of $.04 per common share. This compares to third quarter 1993 sales of $46.8 million and net income of $1.7 million or $.11 per common share. For the 1994 nine month period, sales were $140.3 million and net income was $2.2 million or $.05 per common share. This compares to 1993 results for the same period of $140.6 million of sales and net income of $2.2 million or $.05 per common share. Earnings (loss) per common share are computed after payment of preferred dividends.

     Backlog at the end of the 1994 third quarter was $127 million, an increase over year-end 1993 of $17 million.


                    Segments of Business Information
                        (dollars in thousands)

                                For the              For the
                          Three Months Ended      Nine Months Ended
                             September 30,         September 30,
                          ------------------      -----------------
                           1994     1993      1994     1993
                        ------------------ ------------------
Motion Technologies Group:
   Net sales            $ 27,630 $ 27,982  $ 81,824 $ 84,516
   Operating profit        1,119    2,736     4,415    6,393

Electro-Optical Instruments:
   Net sales            $ 18,766 $ 18,862  $ 58,509 $ 56,052
   Operating profit        1,084      868     3,907    2,189

General Corporate:
   Operating expenses   $ (2,028)$ (1,932) $ (6,141)$ (6,335)

Consolidated:
   Net sales            $ 46,396 $ 46,844  $140,333 $140,568
   Operating profit          175    1,672     2,181    2,247



     In the Motion Technologies Group, third quarter 1994 sales were $27.6 million, at approximately the same level for the corresponding quarter of 1993. Operating income was $1.1 million for the third quarter of 1994 compared to $2.7 million, down 59% from the same quarter a year ago.

     Sales for the nine month period of 1994 were $81.8 million with operating income of $4.4 million, compared to sales of $84.5 million and operating income of $6.4 million for the same period in 1993. The reduction in sales is due primarily to lower sales volume in the Company's military/aerospace businesses both domestically and abroad. The decrease in operating income for both the third quarter and year-to-date periods of 1994 is partially due to costs associated with new products under development at the Instruments division of the Company's subsidiary in France. In addition, the Industrial and Commercial Products divisions experienced an unfavorable product mix in which 1994 experienced a higher level of sales volume that contributed to a lower gross margin. Also this division has been experiencing certain production problems that contributed to the overall lower sales and operating income.

     Backlog for this segment at the end of the third quarter of 1994 was $65.0 million, an increase of 24% over year-end 1993.

     In the Electro-Optical Instruments segment, sales were $18.8 million for the third quarter of 1994, at approximately the same level as the third quarter of 1993. Operating income was $1.1 million compared to $0.9 million for the corresponding quarter a year ago. Sales increased slightly over the same quarter of 1993 at Kollmorgen Instruments Corporation, the Company's commercial color and light measurement products subsidiary. Offsetting this increase was a reduced sales volume at the Company's engineering services subsidiary and at the Electro-Optical division. Despite the similar sales volume for the 1993 and 1994 third quarters, operating income increased 25% this quarter. This increase is a result of overall increased operating efficiency at the Company's facilities in California and in Munich, Germany.

     For the nine month period of 1994 sales were $58.5 million compared to $56.1 million in 1993. Operating income was $3.9 million compared to $2.2 million for the corresponding period a year ago. The increase in sales is a result of increased revenues during the first and second quarters of 1994 on long-term military contracts at the Company's Electro-Optical division. (Major long-term programs at this division are accounted for using the percentage-of-completion method of revenue recognition.) This increase was partially offset by lower sales in the color and light measurement businesses as a result of weak demand in the first quarter for the color measurement products and because of the California facility's temporary shutdown due to the January 17, 1994, earthquake. Operating income for this segment increased 78% over the same period of 1993 as a result of the increased revenues recognized on long-term military contracts.

     Backlog for this segment at the end of the third quarter of 1994 was $62 million, an increase of 6% from year-end 1993.

     General corporate expense included net interest income and expense and general corporate administrative expenses. These expenses were down $.2 million from the same nine month period of 1993 as a result of lower interest expense due to the sinking fund payments on the Company's two convertible subordinated debentures.

                      PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits -- Listed below are the exhibits filed with this report.

         Exhibit 11   Statement re computation of per share earnings.

         Exhibit 27   Financial Data Schedules


     (b) Reports on Form 8-K -- On September 9, 1994, the Company filed a Form 8-K reporting on the purchase of certain assets of the conventional optical periscope business of Sperry Marine Inc.

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


Date:    November 10, 1994