Form 10-K
period 1994-12-31
KOLLMORGEN CORP
filed 1995-03-22
CIK 56583

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                             FORM 10-K

/x/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the fiscal year ended December 31, 1994, or / / Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from ________ to _______.


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

    State the aggregate market value of the voting stock held by non-
affiliates of the registrant.      $58,345,423 as of March 15, 1995.

    Indicate the number of outstanding shares of the registrant's Common
Stock.       9,649,905 shares as of March 15, 1995.

                DOCUMENTS INCORPORATED BY REFERENCE

    Portions of 1995 Definitive Proxy Statement to be filed for the 1995 Annual Meeting of Shareholders are incorporated by reference into Part III.

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

    (b) Financial Information about Industry Segments. The following table includes certain financial information relating to each of the Company's industry segments in each of its last three fiscal years:

                 SEGMENTS OF BUSINESS INFORMATION
                         (in thousands)
                                      1994          1993  1992
Motion Technologies Group
                               Sales            $ 113,660 $ 112,767 $ 116,575
                               Income (loss)
     before taxes        6,407        9,207        (2,522)
                               Assets72,126        63,203              66,904
                               Capital additions    3,178               3,347     3,181
                               Depreciation         3,414               3,426     3,486
                               Backlog             64,589              52,231    49,941

Electro-Optical
Instruments
                               Sales            $  78,111           $  72,771 $  78,284
                               Income before taxes  5,064               3,078     4,080
                               Assets40,189        32,740              43,788
                               Capital additions    1,560               2,093     1,783
                               Depreciation         2,258               2,356     3,162
                               Backlog             53,981              58,266    48,138

Corporate
                               Operating expenses    $  (8,235)     $  (8,381)$ (11,055)
                               Assets25,886        38,065              38,876
                               Capital additions       99   30             78
                               Depreciation           225  207            407

Consolidated
                               Sales            $ 191,771           $ 185,538 $ 194,859
                               Income (loss)
     before taxes        3,236        3,904        (9,497)
                               Assets             138,201             134,008   149,568
                               Capital additions    4,837               5,470     5,042
                               Depreciation         5,897               5,989     7,055
                               Backlog            118,570             110,497    98,079


  The income (loss) before taxes in the above table is defined as total revenue less operating expense and represents operating segment income before general corporate expense and income taxes. Identifiable assets by segment are those assets used exclusively in the operation of that industry segment.

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


  (c) Narrative Description of Business

  Motion Technologies Group.

  The Company believes that it is one of the major worldwide manufacturers of specialty direct current ("d.c.") permanent magnet motors with associated electronic servo amplifiers and servo feedback components. These products are manufactured in the United States by the Company's Inland Motor and Industrial Drives/PMI Divisions. In addition, the Company's foreign subsidiary, Kollmorgen Artus in France, serves the European markets. The Inland Motor Division designs and manufactures specialty d.c. torque motors, servo motors, tachometer generators, electromechanical actuators and associated high technology drive electronics used worldwide in aerospace, defense, process control, medical, and machine tool applications. The Industrial Drives Division manufactures a line of specialty drive motors and related electronic amplifiers which are used in a variety of industrial applications including industrial automation, process control, machine tools, underwater equipment, and robotics. In addition, this Division sells a line of stepper motors and brushless motors used for office and factory automation, instrumentation, and medical applications. The PMI Division designs, manufactures and distributes a line of low inertia, high speed of response, d.c. motors and associated electronics plus feedback devices used primarily in industrial automation and medical applications. Kollmorgen Artus manufactures and sells d.c. servo and torque motors, electromechanical actuators and drive electronics, synchros, and resolvers, which are sold primarily into the European avionics and aerospace market. This subsidiary also manufactures and sells a line of fault detection instruments for the electric utility industry as well as calibration equipment for air traffic control navigation aids.

  Commencing in 1994, the Company's VMG group began designing for manufacture in Bombay, India, high volume, fractional horsepower motors primarily for the computer peripheral and electronics markets. In April, 1994, the Company purchased certain assets and liabilities of Hightech

Components, Limited, at a purchase price of $1.5 million. Hightech is a distributor of motor and control products and is located in Hampshire, England.

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

  In the United States, the industrial/commercial products manufactured in this segment are marketed and sold by the Company's Industrial and Commercial Products Sales Group, and the defense and aerospace products are marketed by the Aerospace and Defense Products Sales Group. Depending upon the particular motor product or control system in question, the products of the Company's motion technologies group are marketed and sold directly through qualified technical personnel employed by the Company, or through manufacturer's representatives or distributors, or by a combination of the foregoing.

  The backlog of the motion technologies group at the end of 1994 was $64.6 million of which approximately 88% is expected to be shipped in 1995.

  Electro-Optical Instruments.

  The Company's electro-optical business is conducted principally by one domestic division and two subsidiaries: the Electro-Optical Division, Kollmorgen Instruments Corporation, and Proto-Power Corporation. The products of this industry segment serve two broad customer groups: military and industrial/commercial. The Company serves the military market primarily through the Electro-Optical Division located in Northampton, Massachusetts. This Division has been the primary designer and major supplier of submarine periscopes and related spare parts to the United States Navy since 1916. In September, 1994, the Company acquired substantially all of the assets of the conventional optical periscope business of Sperry Marine, Inc. at a purchase price of approximately $5 million. The Electro-Optical Division also markets and sells submarine periscopes to navies throughout the world.

  This Division also has been an important supplier of other electro-
optical instruments for various weapon systems.   These instruments often
possess highly advanced servo-driven optical systems and may use lasers, infrared detectors, or low-light level television imaging systems for night vision. During 1994, this operation received awards of approximately $14 million from the Naval Sea Systems Command for optical sights for the DDG-51 Arleigh Burke Class guided missile destroyers.

  In February, 1995, the Company received a $35 million contract from the Naval Sea Systems Command for the design and production of a photonic mast system which is intended to replace existing optical periscopes.

  The Company serves the industrial/commercial marketplace for electro-optical instruments through a wholly-owned subsidiary, Kollmorgen Instruments Corporation, which operates through its Macbeth and Photo Research Divisions. The Macbeth Division, located in New Windsor, New York, designs, manufactures and sells worldwide specialized instruments and materials used for the measurement of color and light. This Division manufactures and sells a line of spectrophotometers which measure color and are used in the textile, paint, paper, plastics and many other industries where the measurement of color is important. It is also a manufacturer of densitometers, which are instruments that are used to control photographic and printing processes by measuring the opacity or density of materials, such as films, inks, and dyes. In addition, this Division manufactures specialized lighting devices for the inspection and comparison of transparencies and prints in the photographic and printing industries. The Macbeth Division also manufactures standard lighting sources used in evaluating color and produces a line of color standards sold under the U.S. registered trademark "Munsell". The on-line version of the spectrophotometers manufactured by this Division permits the measurement of spectral characteristics on a production line in a broad range of industrial processes without interrupting production flow. Kollmorgen Instruments GmbH, a German subsidiary of Kollmorgen Instruments Corporation, designs and manufactures a product line of transportable spectrophotometers.

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

  Proto-Power Corporation, a wholly-owned subsidiary of the Company, is a consulting engineering company that primarily provides services for the modification and upgrade of nuclear and fossil power plants of domestic electric utility companies and independent power producers. In recent years, this subsidiary has licensed its proprietary computer-aided engineering software to a number of its customers for analyzing the performance of power plant systems and equipment.

  Within this segment, military products represented 51% of sales in 1994, 47% of sales in 1993, and 45% of sales in 1992. Generally speaking, the Company's military business is characterized by long-term contracts which call for the delivery of products over more than one year and progress payments during the manufacture of the product. Competition is generally limited to divisions of large multinational companies which specialize in military contracting. To date, the Company has been able to compete effectively against these larger companies because of the Company's experience and expertise in the specialized areas which it serves.

  The backlog of the electro-optical instruments segment at the end of 1994 was $54 million of which approximately 62% is expected to be shipped in 1995.

  Customer Base.

  Except to the extent that sales to the U.S. government under numerous prime and sub-contracts may be considered as sales to a single customer, the Company's business is not characterized by dependence upon one customer or a few customers, the loss of any of which would have a materially adverse effect on its total business. Typical of all engineered or custom-made component businesses, the Company's motion technologies group is characterized by a customer base founded upon a number of large key accounts, the importance of any one of which can vary from year to year. During 1994, no customer accounted for 10% or more of the Company's consolidated revenues.

  Government Sales.

  In 1994, sales to the U.S. Government or for U.S. Government end-use represented approximately 20% of revenues, of which 16% were generated from the electro-optical instruments segment and 4% was from the motion technologies group.

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

  Research and Development.

  During 1994, the Company spent $10.8 million or approximately 5.7% of its consolidated sales on research activities related to the development of new products. This compares to $9.3 million or 5.0% in 1993, and $10.6 million or 5.5% in 1992. Substantially all of this amount was sponsored by the Company.

  Environmental Matters.

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

  Under the federal Comprehensive Environmental Response, Compensation and Liability Act and analogous state statutes, certain liabilities are imposed for the disposal of "hazardous substances" without regard to fault or the legality of such disposals. The Company has been named, or has been informed that it may be named, as a potentially responsible party at several waste disposal sites under these statutes. Based upon the information available to date, the Company does not believe that its share of any clean-up costs will have a material impact on the Company's financial condition, cash flows or results of operations.

  Employees.

  In February, 1995, the Company received a petition from the International Union, United Automobile, Aerospace & Agricultural Implement Workers of America ("UAW") requesting the representation of a group of approximately 200 production and maintenance employees at the Company's Inland Motor facility located in Radford, Virginia. The representation election has been scheduled for March 30, 1995.

  The Company is currently a party to two collective bargaining agreements. In August, 1993, the Company's Electro-Optical Division entered into a three-year agreement with the International Association of Machinists and Aerospace Workers currently covering 42 employees. In March, 1994, the Macbeth Division of Kollmorgen Instruments Corporation entered into a three-year contract with the International Brotherhood of Electrical Workers currently covering 27 employees at that Division.

  As of December 31, 1994, the Company employed approximately 1,650 employees. The Company believes that it enjoys satisfactory relations with its employees, including those covered by collective bargaining agreements.

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

Electro-Optical Instruments                   Chatsworth, CA   36,000 sq.ft. Leased
                          Groton, CT           11,500 sq.ft.  Owned
                          New Windsor, NY      83,000 sq.ft.  Owned
                          Northampton, MA      98,000 sq.ft.  Owned
                          Brattleboro, VT      24,000 sq.ft.  Leased

Corporate                 Waltham, MA           6,250 sq.ft.  Leased


The Company maintains approximately 192,000 sq.ft. of excess space resulting from prior business segment dispositions and consolidations of facilities. Currently approximately 81,000 sq.ft of this excess space is being sublet and 111,000 sq.ft. remains unutilized.

Item 3. Legal Proceedings.

    The Company has various legal proceedings arising from the ordinary conduct of its business; however, they are not expected to have a material adverse effect on the consolidated financial position, cash flows, or results of operations of the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

    Not applicable.

Executive Officers of the Company.

    The following is a list of the Company's executive officers, their ages and their positions as of February 23, 1995:


                          Present    Business Experience During
      Name       Age      Office          Past Five Years

Gideon Argov      38     President President and Chief Executive
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

Robert J. Cobuzzi 53      Senior   Senior Vice President (since
                           Vice    February 1993), Treasurer and
                        President, Chief Financial Officer since
                        Treasurer  July 1991.  From April 1989 to
                           and     July 1991, Vice President and
                          Chief    Treasurer of High Voltage
                         Financial Engineering Company.  Prior to
                          Officer  April 1989, Vice President and
                                   Chief Financial Officer of
                                   Ausimont N.V.

James A. Eder     49       Vice    Vice President since January
                        President, 1990; General Counsel since
                        Secretary  December 1991, and Secretary
                           and     since 1983.  Previously he had
                         General   been Assistant Corporate Counsel
                         Counsel   from 1977 to 1982.

Robert W. Woodbury, Jr.    38    Vice        Vice President since May 1993;
                        President, Controller and Chief Accounting
                        Controller Officer of the Company since
                         and Chief February 1992.  From May 1990 to
                        Accounting February 1992, the Chief
                          Officer  Financial Officer of Kidde-
                                   Fenwal, a Division of Williams
                                   Holdings, PLC.  Prior to that,
                                   from 1988 to 1990 the Controller
                                   of Unitrode Corporation.

  All officers are elected annually for one-year terms at the organizational meeting of the Board of Directors held immediately following the annual meeting of shareholders.

                            PART II

Item 5.   Market for the Company's Common Equity and Related Shareholder
      Matters.

  The Company's Common Stock is traded on the New York Stock Exchange. There were approximately 2,200 registered holders of the Company's Common Stock on March 10, 1995. The following table sets forth the high and low sales price for shares of the Company's Common Stock within the last two fiscal years and the dividends paid during each quarterly period.

                            SELECTED QUARTERLY STOCK DATA
                       (in thousands, except per share amounts)
                1 Q 94 2 Q 94       3 Q 94 4 Q 94       1 Q 93 2 Q 93    3 Q 93    4 Q 93
Market price per
  common share:
    High:        9      9 3/4        8 1/8  7 1/2        7 5/8  6 3/8     7 1/2     8 5/8
    Low:         7 1/4  7 3/8        6 7/8  5 1/4        5 3/4  5 3/8     5 5/8     6 5/8
Shares of common
  stock traded:    839  1,215          440    716          955    536       754     1,149
Dividends per
  common share    $.02   $.02         $.02   $.02         $.02   $.02      $.02      $.02
Average outstanding
  common shares and
  common share
  equivalents    9,637  9,637        9,640  9,642        9,630  9,631     9,633     9,634



Item 6.   Selected Financial Data.

  The following table sets forth selected consolidated financial data for the Company for each of the five fiscal years 1990 through 1994. All dollar amounts are in thousands except per share data.

                          SELECTED FINANCIAL DATA
                      1994        1993        1992       1991      1990
Net sales         $ 191,771   $ 185,538   $ 194,859  $ 200,457 $ 238,531
Net income (loss) from
 continuing operations4,051       4,752      (8,725)   (35,938)    3,936
Income from discontinued
 operations             -           -           -          -      14,540
Net income (loss)     4,051       4,752      (8,725)   (35,938)   18,476

Total assets        138,201     134,008     149,568    154,443   203,272
Total debt           53,991      53,524      56,170     58,339    62,941
Redeemable preferred stock       22,532      22,407     22,282    22,156    22,032

Common share data:
  Number of average
   outstanding shares
   and equivalents 9,641,698   9,632,232   9,627,228  9,628,12210,439,313
  Income (loss) from
   continuing operations         $  .18      $  .25     $(1.14)   $(3.97)   $  .21
  Income from discontinued
   operations        $   -       $   -       $   -      $   -     $ 1.39
 Net income (loss)   $  .18      $  .25      $(1.14)    $(3.97)   $ 1.60
 Cash dividends      $  .08      $  .08      $  .08     $  .26    $  .32


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                     Results of Operations

  For the year ended December 31, 1994, the Company had sales of $191.8 million and net income of $4.1 million, equal to $.18 per common share.
These results compare with 1993 sales of $185.5 million and net income of $4.8 million, equal to $.25 per common share, and 1992 results of $194.9 million and a net loss of $8.7 million, equal to a loss of ($1.14) per common share. Earnings (loss) per common share are calculated after payment of preferred dividends.

  The Company's sales increase of 3% in 1994 over 1993 is attributable to an increased volume in both of the Company's business segments. In 1994, sales increased by 1% over the prior year in the motion technologies group as a result of improved revenues at the Company's French operation and domestic commercial businesses, despite an 11% reduction in sales volume in the domestic military/aerospace businesses. Sales increased in 1994 over 1993 in the electro-optical instruments segment as a result of increased revenues for periscopes and weapons directors at the Company's Electro-Optical Division from both domestic and international markets.

  Operating results for 1992 included a $10 million charge primarily for the consolidation of the Company's French motor facilities and several redundant functions in the domestic motor businesses. The Company has substantially completed its restructuring activities. The remaining reserve balance of $4 million relates to excess facilities resulting from this consolidation.

  Sales and marketing expense was $27.8 million or 14% of sales for 1994 as compared to $24.7 million or 13% of sales for 1993 and $25.5 million or 13% of sales for 1992. The increase in 1994 over 1993 is partially attributable to the April, 1994, acquisition of Hightech Components, Limited, located in Hampshire, England, a distributor of motor and control products throughout Western Europe. In addition, the Company incurred a full year of operational expenses for several sales offices which were opened at the end of 1993. The Electro-Optical Division incurred $1 million of additional expenses relating to several bid and proposal activities which have resulted in a contract award in February, 1995, of $35 million from the Naval Sea Systems Command for the design and construction of the next generation of periscopes to the U.S. Navy.

  Research and development expense was $10.8 million in 1994 or 6% of sales as compared to $9.3 million in 1993 (5% of sales) and $10.6 million in 1992 (6% of sales). The increased spending was primarily attributable to the Company's French operation which incurred unanticipated additional expenses of $1 million to expedite the development of certain new products.

  Interest expense, net, was $3.7 million, $4.1 million, and $5.2 million, in 1994, 1993, and 1992, respectively. The declining interest expense is related to the Company's annual mandatory sinking fund payment on its two convertible subordinated debentures.

  The Company recognized tax benefits on income of approximately $.8 million for each of the years 1994, 1993, and 1992. In both 1994 and 1993, the recognition of the income tax benefit resulted from resolution of certain prior year tax assessments. The Company also recognized the income tax benefits of applicable net operating losses and tax credits in 1992 as a reduction in the provision for income taxes. The benefit of unutilized net operating losses and tax credits will be carried over to future periods to reduce income taxes otherwise payable.

               Liquidity and Capital Resources

  The Company's consolidated cash decreased by $10.5 million during 1994. Cash provided from operations was $4.1 million, while $8.6 million was used for investing activities and $6.1 million was used for financing activities.

  The most significant changes in operating assets and liabilities included a $1.3 million transfer of available cash to be used as collateral for the Company's amended and restated one-year standby letter of credit facility. The facility requires the Company to maintain a cash collateral balance of $6 million with the issuing bank which is held in interest bearing accounts and is restricted as to withdrawal or use. Accordingly, the Company has classified these funds as restricted cash. At December 31, 1994, the Company was contingently liable for $18.1 million at the issuing bank for outstanding standby and documentary letters of credit which are issued principally to secure advance payments received from foreign customers on long-term military contracts.

  In addition, the Company has a $2 million letter of credit at another bank which guarantees an obligation for a former business that was sold by the Company in 1987. This letter of credit is secured by $2 million in cash at this bank and is classified as restricted cash. The Company anticipates that it will be required to pay the $2 million in 1995 to satisfy its obligation. The $2 million was provided for at the time of the sale of this business and, therefore, will have no impact on the Company's results of operations. The Company has no further obligation with respect to this transaction.

  Total working capital increased by $6.0 million. Accounts receivable increased by a $3.2 million as the Company had increased volume of shipments in the fourth quarter of 1994. Recoverable amounts on long-term contracts increased by $1.5 million as the amount of percent-complete sales increased due to achieving certain milestones on military contracts. Accounts payable and accrued liabilities decreased by $1.3 million as the Company made severance payments that were provided for in previous years' restructurings.

  The Company's investing activities included expenditures of $4.8 million for property, plant and equipment. In addition, the Company purchased substantially all of the net assets of Hightech Components, Limited at a purchase price of $1.5 million, of which $.7 million was paid in cash and $.8 million was financed with a promissory note.

  The Company also purchased certain assets of the conventional optical periscope business of Sperry Marine, Inc. The purchase price of $5 million was paid with $3 million in cash and $2 million financed with promissory notes. This acquisition resulted in $4.2 million of goodwill.

  Capital spending for 1995 is expected to be at similar levels to 1994.

  The Company's financing activities used $6.1 million of cash during the year of which dividends, both common and preferred, accounted for $3.0 million. The Company also made mandatory sinking fund payments on its two convertible subordinated debentures totaling $3.8 million. In addition, the Company purchased on the open market $652 thousand aggregate principal amount of the Company's 8-3/4% Convertible Subordinated Debentures at market prices less than par value which resulted in an immaterial gain. The Company is required, under the terms of the convertible subordinated debenture agreements, to make certain mandatory sinking fund payments each year through the year 2009. At the Company's French facility, $1.4 million was borrowed against existing credit lines.

  The Company continues to focus on working capital reductions and effective cash management in order to maximize the amount of available cash. The Company believes that with the cash generated from operations and with its current borrowing capacity it will be able to finance its 1995 capital expenditures, sinking fund payments, and working capital requirements. As an integral part of the annual renewal of its letter of credit facility, the Company negotiates the amount of collateralized cash plus the maximum drawing amount for letters of credit and the foreign line of credit.

                     MOTION TECHNOLOGIES GROUP

  Sales in the motion technologies group increased to $113.7 million, up
1% from $112.8 million in 1993 and down 3% from $116.6 million in 1992. The Company's French subsidiary, Kollmorgen Artus, which supplies motors to foreign aerospace and defense markets, had a 9% increase in sales in 1994 over 1993. Sales in the domestic industrial and commercial group increased 4% in 1994 as the Company began shipping motors under a multi-million dollar, long-term contract received in 1993 with a major U.S. machine tool manufacturer. Sales in the domestic aerospace and defense group declined by 11% as a result of the continued weak condition in the defense/aerospace market as certain contracts anticipated in 1994 were delayed.

  Operating income for this segment was $6.4 million and $9.2 million in 1994 and 1993, respectively, and a loss of $2.5 million in 1992. The decrease in operating income in 1994 over 1993 was partially a result of an increase of $1 million in research and development expense incurred at the Company's French subsidiary for issues arising in new product development. The Company anticipates that these issues will be resolved during the second quarter of 1995. The Company also incurred increased selling and marketing expense for full-year operating costs at recently-opened domestic and foreign sales offices.

  New orders for this segment were up 7% in 1994 over 1993, of which 10% was attributable to the industrial and commercial businesses and 4% was attributable to the aerospace and defense products group. The bookings increase in the aerospace and defense products group is primarily attributable to the acquisition of Hightech Components, Limited. Backlog for this segment was $64.6 million and $52.2 million at December 31, 1994 and 1993, respectively. The increase is primarily the result of orders booked through increased marketing and sales activities at our domestic and foreign sales offices.

  Capital expenditures in 1994 and 1993 for this segment were $3.2 million and $3.3 million, respectively, most of which was for replacement of existing equipment and investments in new equipment to improve the efficiency of manufacturing our products.

                   ELECTRO-OPTICAL INSTRUMENTS

  Sales in the electro-optical instruments segment increased to $78.1 million, up 7% from $72.8 million in 1993, and approximately the same as the sales level of $78.3 million in 1992. The increase in 1994 over 1993 was primarily due to increased sales at the Company's Electro-Optical Division which manufactures periscopes and defense-related sighting systems. The Division also recognized an increase in percent-complete sales over 1993 as certain milestones were achieved on long-term military contracts. Sales in the Company's commercial color, light and instrumentation business increased slightly in 1994 over 1993. New products introduced during 1994 in this business resulted in an increased sales volume of $2 million. This increase was offset by a $1 million sales reduction at the Company's Chatsworth, California, facility as a result of the temporary shutdown of that facility during the first quarter due to the Northridge earthquake in January, 1994. The loss realized from this shutdown did not impact earnings because of the proceeds the Company received under its property and business interruption insurance. The facility resumed operations on April 1, 1994.

  Operating income for this segment was $5.1 million, up 65% from $3.1 million in 1993, and up 24% from $4.1 million in 1992. The increase in 1994 over 1993 is primarily a result of increased sales volume at the Company's Electro-Optical Division. Operating income in the commercial light and instrumentation business also improved due to the increased sales volume for the new products introduced plus overall increased operating efficiency at the Company's facility in Munich, Germany.

  Backlog for this segment was $54 million and $58.3 million at December 31, 1994 and 1993, respectively.

  Capital expenditures in 1994 and 1993 for this segment were $1.6 million and $2.1 million, respectively, most of which was for replacement of existing equipment and investment in new equipment to improve the efficiency of manufacturing our products.

  General corporate expenses included interest expense, net of investment income, and general and administrative expenses. In addition, the general corporate amounts include restructuring and other non-recurring costs of $2 million in 1992.

Item 8.   Financial Statements and Supplementary Data.

  The information required by this Item 8 is included in Item 14(a) of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

  None.

                           PART III

Item 10.  Directors and Executive Officers of the Company.

  The information required by this Item 10 of Form 10-K relating to directors who are nominees, and to directors continuing in office after the Company's Annual Meeting of Shareholders to be held on May 10, 1995, is contained in the definitive proxy statement to be filed with the Securities and Exchange Commission (the "Commission") on or before April 5, 1995, under the headings "Nominees", and "Continuing Directors", and such information is incorporated herein by reference in response to this item.

  The information required by this Item 10 of Form 10-K with respect to executive officers is set forth in Part I of this Form 10-K under the heading "Executive Officers of the Company".

Item 11.  Executive Compensation.

  The information required by this Item 11 of Form 10-K is contained in the Company's definitive proxy statement to be filed with the Commission on or before April 5, 1995, under the heading "Executive Compensation" and such information is incorporated herein by reference in response to this item.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

  The information required by this Item 12 of Form 10-K is contained in the definitive proxy statement to be filed with the Commission on or before April 5, 1995, under the headings "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" and such information is incorporated herein by reference in response to this item.

Item 13.  Certain Relationships and Related Transactions.

  The information required by this Item 13 of Form 10-K is contained in the Company's definitive proxy statement to be filed with the Commission on or before April 5, 1995, under the heading "Certain Relationships and Related Transactions" and such information is incorporated herein by reference in response to this item.

                           PART IV

Item 14.  Exhibits, Financial Statements, Schedules, and Reports on Form 8-K.

  (a) The following documents are filed as part of this report:

      (1) Financial Statements. See Index to Financial Statements on page 19.

      (2)     Exhibits.  See Exhibit Index on page 42.

  (b) Reports on Form 8-K.  None.

                           SIGNATURES


  Pursuant to the requirements of Section 13 of the Securities Exchange
Act of 1934, Kollmorgen Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               KOLLMORGEN CORPORATION


                                  /s/  Robert J. Cobuzzi
                               Robert J. Cobuzzi
                               Its: Senior Vice President, Treasurer
                                   and Chief Financial Officer
                               March 20, 1995

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


  /s/  Gideon Argov
Gideon Argov                           March 20, 1995
President and
Chief Executive Officer/Director


  /s/  Robert J. Cobuzzi
Robert J. Cobuzzi                      March 20, 1995
Senior Vice President, Treasurer and
Chief Financial Officer


  /s/  Robert W. Woodbury, Jr.
Robert W. Woodbury, Jr.                    March 20, 1995
Vice President, Controller and
Chief Accounting Officer


  /s/  James A. Eder
James A. Eder                          March 20, 1995
Vice President and Secretary and
Attorney-in-Fact For:

 Allan M. Doyle, Jr., Director    Robert N. Parker, Director

 Jerald G. Fishman, Director      Eric M. Ruttenberg, Director

 James H. Kasschau, Director      George P. Stephan, Director

 J. Douglas Maxwell, Jr., Director

                              INDEX TO FINANCIAL STATEMENTS


  The following consolidated financial statements of the Company and its subsidiaries are included in response to Item 8.

                                                    Page(s) in
                                                    Form 10-K
                                                    -----------

  Report of Independent Accountants - Coopers & Lybrand L.L.P.   20

  Consolidated Balance Sheets as of
      December 31, 1994 and 1993.                           21-22

  Consolidated Statements of Operations for the years
      ended December 31, 1994, 1993 and 1992.                    23

  Consolidated Statements of Shareholders' Equity for
      the years ended December 31, 1994, 1993 and 1992.          24

  Consolidated Statements of Cash Flows for the
      years ended December 31, 1994, 1993 and 1992.              25-26

  Notes to Consolidated Financial Statements.               27-41

              REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders
Kollmorgen Corporation:

  We have audited the accompanying consolidated balance sheets of Kollmorgen Corporation as of December 31, 1994 and 1993, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kollmorgen Corporation as of December 31, 1994 and 1993, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.



                               /s/ Coopers & Lybrand L.L.P.







Boston, Massachusetts
January 31, 1995


KOLLMORGEN CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 1994 and 1993
(Dollars in thousands)

ASSETS                                    1994          1993
- ------                                  --------      --------
Current assets:
   Cash and cash equivalents (Note 1) $   7,165     $  17,682
   Restricted cash (Note 2)               8,000         6,720
   Accounts receivable (net of
     allowance for doubtful accounts of
     $1,064 in 1994 and $1,560 in 1993)  38,348        33,744
   Recoverable amounts on long-term
     contracts                            7,380         5,834
   Inventories (Note 3)                  23,231        22,018
   Prepaid expenses                       4,176         3,564
                                       ---------     ---------

Total current assets                     88,300        89,562
                                       ---------     ---------

Property, plant and equipment, net (Note 4)            30,789    30,461

Net assets held for sale                  3,000         3,000

Goodwill                                  6,180         1,636

Other assets                              9,932         9,349
                                       ---------     ---------
                                      $ 138,201     $ 134,008
                                       ========      ========

The accompanying notes are an integral part of these consolidated financial statements.


LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------
                                       1994          1993
                                    ---------     ---------
Current liabilities:
   Notes payable (Note 6)          $  10,104     $   5,532
   Current portion of long-term debt (Note 7)        3,220     3,872
   Accounts payable                   18,722        16,341
   Accrued liabilities (Note 5)       31,177        32,561
                                    ---------     ---------
Total current liabilities             63,223        58,306
                                    ---------     ---------
Long-term debt (Note 7)               40,667        44,120

Other liabilities                      1,899         1,590

Commitments and contingencies (Note 15)

Redeemable Preferred stock, Series D,
      par value $1.00 and liquidation
      value $1,000 per share
      --authorized, issued and outstanding
        shares, 23,187.5 (Note 8)     22,532        22,407

Shareholders' equity (Notes 9 and 10):
   Common stock, par value $2.50 per share
      -- authorized 25,000,000 shares
      -- outstanding 10,756,513 shares in
           1994 and 10,750,030 in 199326,891        26,875
   Additional paid-in capital         20,353        23,447
   Accumulated deficit               (26,115)      (30,166)
   Cumulative translation adjustments (1,371)       (2,624)
   Less common stock in treasury, at cost
      -- 1,106,608 shares in 1994 and
           1,114,408 shares in 1993   (9,878)       (9,947)
                                    ---------     ---------

Total shareholders' equity             9,880         7,585
                                    ---------     ---------

                                   $ 138,201     $ 134,008
                                    =========    =========

The accompanying notes are an integral part of these consolidated financial statements.


KOLLMORGEN CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the Years Ended December 31, 1994, 1993, and 1992
(Dollars in thousands, except per share amounts)

                                      1994        1993       1992
                                    --------    --------   --------

Net sales                          $191,771    $185,538   $194,859
Cost of sales                       124,627     121,286    129,151
                                    --------    --------   --------
Gross profit                         67,144      64,252     65,708
                                    --------    --------   --------
Selling and marketing expense        27,753      24,708     25,471
General and administrative expense   21,491      21,973     23,425
Research and development expense     10,843       9,338     10,645
Restructuring and other costs (Note 13) -           -       10,000
                                   ---------   ---------  ---------
Income (loss) before interest and taxes           7,057      8,233    (3,833)
                                   ---------   ---------  ---------
Other (income) expense:
    Interest expense, net             3,679       4,149      5,221
    Other, net                          142         180        443
                                   ---------   ---------  ---------
Income (loss) before income taxes     3,236       3,904     (9,497)

Income tax benefit (Note 11)           (815)       (848)      (772)
                                    --------    --------   --------
Net income (loss)                  $  4,051    $  4,752   $ (8,725)
                                    ========    ========   ========

Earnings (loss) per common share     $  .18      $  .25     $(1.14)
                                     ======      ======     ======


The accompanying notes are an integral part of these consolidated financial statements.


KOLLMORGEN CORPORATION AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity
December 31, 1994, 1993 and 1992 (dollars in thousands)
                             Common Stock    Add'l  Accum-    Cumulative          Treasury Stock           Total
                            --------------  Paid-in  ulated   Translation  --------------    -------------
                          Shares    Amount  Capital Deficit   Adjustment          Shares    Amount    Shares  Amount
                         ---------- ------- ------- --------  ----------        ---------   --------          --------- --------
Balance, December 31, 1991 10,741,147 $26,853 $29,612 $(26,193) $(2,427) (1,114,408) $(9,947) 9,626,739 $17,898
Net loss                                                (8,725)                                          (8,725)
Common stock issuances        3,395       8       9                                               3,395      17
Dividends paid on common
  and preferred stock                        (2,973)                                                     (2,973)
Accretion of preferred
  stock discount                               (127)                                                       (127)
Translation adjustments                                         1,984                                     1,984
                         ---------- ------- --------  --------  -------- --------- ------- ---------   --------
Balance, December 31, 1992 10,744,542 26,861  26,521   (34,918)  (443)  (1,114,408) (9,947) 9,630,134     8,074
Net income                                             4,752                                              4,752
Common stock issuances        5,488      14      24                                           5,488          38
Dividends paid on common
  and preferred stock                        (2,973)                                                     (2,973)
Accretion of preferred
  stock discount                               (125)                                                       (125)
Translation adjustments                                        (2,181)                                   (2,181)
                         ---------- ------- -------- --------  --------  ---------   ------- --------- --------
Balance, December 31, 1993 10,750,030 26,875 23,447  (30,166)   (2,624)  (1,114,408) (9,947) 9,635,622    7,585
Net income                                             4,051                                              4,051
Dividends paid on common
  and preferred stock                        (2,975)                                                     (2,975)
Common stock issuances        6,483      16      30                                              6,483       46
Common stock issued from
  treasury                                      (24)                           7,800     69      7,800       45
Accretion of preferred
  stock discount                               (125)                                                       (125)
Translation adjustments                                         1,253                                     1,253
                         ---------- ------- --------  --------  -------- ---------   ------- --------- --------
Balance, December 31, 1994 10,756,513 $26,891 $20,353 $(26,115) $(1,371) (1,106,608) $(9,878) 9,649,905 $ 9,880
                         ========== ======= ========  ========= ======== ========= ======= ========= ========

The accompanying notes are an integral part of these consolidated financial statements.

KOLLMORGEN CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended December 31, 1994, 1993, and 1992
(Dollars in thousands)

                                               1994       1993        1992
                                             --------   --------    --------
Cash flows from operating activities:
Income (loss) from operations               $  4,051   $  4,752    $ (8,725)
Adjustments to reconcile income (loss) to net cash
     provided by operating activities:
  Depreciation                                 5,897      5,989       7,055
  Amortization                                   781        755         642
Changes in operating assets and liabilities (net of
     effects from acquisitions):
  Restricted cash                             (1,280)      (962)       (955)
  Accounts and notes receivable               (3,154)     2,105       5,545
  Recoverable amounts on long-term contracts  (1,546)     6,209      12,029
  Inventories                                    512      1,264       2,886
  Prepaid expenses                              (501)    (1,145)     (1,152)
  Accounts payable and accrued liabilities    (1,329)    (8,452)      4,712
  Deferred income taxes and other expenses       249         25         145
  Other                                          460        325      (1,391)
                                             --------   --------    --------
Net cash provided by operations                4,140     10,865      20,791
                                             --------   --------    --------
Cash flows from investing activities:
  Proceeds from sale of product line             -          -         3,000
  Capital expenditures                        (4,837)    (5,470)     (5,042)
  Purchase of property held for sale             -       (4,263)        -
  Acquisition of Hightech Components            (749)       -           -
  Acquisition of Sperry Marine                (3,000)       -           -
                                             --------   --------    --------
     Net cash used in investing activities    (8,586)    (9,733)     (2,042)
                                             --------   --------    --------




The accompanying notes are an integral part of these consolidated financial statements.




                                               1994       1993        1992
                                             --------   --------    --------
Cash flows from financing activities:
  Net borrowings (repayments) under credit lines          1,351      (1,322)   (2,046)
  Issuances of common stock                       16         38          17
  Common stock issued from treasury               69        -           -
  Principal payments under capital lease obligations        (33)        -        (327)
  Retirement of long-term debt                (4,499)    (2,656)        (12)
  Dividends paid on common and preferred stock(2,975)    (2,973)     (2,973)
                                             --------   --------    --------
     Net cash used in financing activities    (6,071)    (6,913)     (5,341)
                                             --------   --------    --------
Net increase (decrease) in cash              (10,517)    (5,781)     13,408
Cash and cash equivalents at beginning of year17,682     23,463      10,055
                                             --------   --------    --------
Cash and cash equivalents at end of year       7,165   $ 17,682    $ 23,463
                                             ========   ========    ========

Supplemental cash flow information
  Cash paid during the period for:
    Interest                                   4,809      5,130       5,814
    Income taxes (net of refunds)                101       (646)      1,166

  Non-cash financing activities:
    Mortgage assumed                             -        1,987         -


   Acquisition of Hightech Components:
      Fair value of assets acquired            1,539
      Cash paid                                  749
                                             --------
      Note assumed                               790
                                             ========
   Acquisition of assets of Sperry Marine:
      Fair value of assets acquired            5,000
      Cash paid                                3,000
                                             --------
      Notes assumed                            2,000
                                             ========




The accompanying notes are an integral part of these consolidated financial statements.


KOLLMORGEN CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 1994, 1993, and 1992
(Dollars in thousands, except per share amounts)
_________________________________________________________________

Note 1.   Summary of significant accounting policies

  A summary of the significant accounting policies followed by Kollmorgen Corporation is presented below. Certain reclassifications have been made to the prior years' financial statements to conform to 1994 classifications. For purposes of the Notes to Consolidated Financial Statements, the term the "Company" refers to Kollmorgen Corporation and its subsidiaries.

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

  Goodwill and Intangibles   Goodwill consists of amounts by which the
cost of acquisitions exceeded the values assigned to net tangible assets. Intangible assets consist principally of patents. All of the intangible assets are being amortized on a straight-line basis over periods ranging from 10 to 40 years.

  Cumulative Translation Adjustments   Assets and liabilities of foreign
subsidiaries are translated at year-end exchange rates. The effects of these translation adjustments are reported in a separate component of shareholders' equity. The effect of exchange rates on cash flows is not material.

  Sales   Sales, other than revenues from major long-term contracts, are recorded as products are shipped. Major programs that are performed under long-term contracts are accounted for using the percentage-of-completion method. Revenues recognized under this method were $34.4 million, $24.5 million, and $29.3 million in 1994, 1993, and 1992, respectively. In most cases the contracts also provide for progress billings over the life of the program.

  Earnings (Loss) Per Common Share   Earnings (loss) per common share is
based on net income less the dividends and interest accretion on redeemable preferred stock divided by the weighted average number of common shares outstanding. Fully diluted net income assumes full conversion of all convertible securities into common stock which include the convertible subordinated debentures and redeemable preferred stock. The fully diluted calculation does not result in dilution of net income per common share and, accordingly, is not presented.

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

  The Company has elected the delayed recognition method in which the cost for employees hired prior to January 1, 1992, is being amortized over 20 years. The Company paid approximately $.8 million in 1994 for post-retirement benefits to current retirees.

Note 2.  Restricted cash

  The restricted cash balance of $8 million in 1994 and $6.7 million in 1993 serves as collateral for both an irrevocable standby and documentary letter of credit facility at the Company's lead bank and to secure a specific letter of credit at another bank. The cash is held in custody by the issuing bank and is restricted as to withdrawal or use, and is being invested in short-term money market instruments for the benefit of the Company.

Note 3.   Inventories

  Inventories at December 31 consist of the following:

                                        1994        1993
                                     ---------   ---------
        Raw materials               $  12,323   $  11,530
        Work in process                 6,888       7,847
        Finished goods                  4,020       2,641
                                     ---------   ---------
                                    $  23,231   $  22,018
                                     =========   =========

Note 4. Property, Plant and Equipment

    Property, plant and equipment at December 31 consists of the following:

                                        1994        1993
                                     ---------   ---------
        Land                         $  1,877   $   1,459
        Leasehold improvements            889         669
        Buildings                      35,162      34,650
        Machinery and equipment        74,146      70,369
        Capital leases                    450         -
                                     ---------   ---------
                                      112,524     107,147
        Less accumulated depreciation
            and amortization           81,735      76,686
                                     ---------   ---------
                                     $ 30,789   $  30,461
                                     =========   =========

Note 5. Accrued Liabilities

    Accrued liabilities at December 31 consist of the following:

                                        1994        1993
                                     ---------   ---------
        Restructuring and related costs         $   4,000 $   7,346
        Salaries, wages, commissions    3,359       5,100
        Pension/supplemental retirements3,941       3,912
        Insurance                       1,954       2,213
        Other accrued liabilities      17,923      13,990
                                     ---------   ---------
                                    $  31,177   $  32,561
                                     =========   =========

Note 6. Lines of credit and notes payable

    Notes payable consist of the following at December 31:

                                   1994         1993
                                 --------         --------
                Foreign          $ 6,152      $ 3,545
                Domestic           3,952        1,987
                                 --------         --------
                                 $10,104          $ 5,532
                                 ========         ========

In December 1994, the Company amended its existing agreement with its lead bank which provides for a one-year $21 million domestic standby letter of credit facility and extended the terms of the existing 21 million French franc revolving credit facility (approximately $4 million). Under the terms of the agreement, the Company must maintain at all times a cash collateral balance equal to $6 million. At December 31, 1994, the Company had $18.1 million of standby and documentary letters of credit outstanding at this bank. The agreement also requires the Company to maintain, among other things, certain financial ratios, the most restrictive of which is net worth, and contains other affirmative and negative covenants. The Company was in compliance with all covenants at December 31, 1994.

    The Company's French facility, Kollmorgen Artus, also maintains working capital lines of credit with three French banks. At December 31 the Company had approximately $2 million or approximately 11 million French francs of unused lines of credit.

Note 7. Long-term debt

    Long-term debt consists of the following:

                                       1994             1993
                                     --------         --------
8 3/4% Convertible subordinated
  debentures due 2009               $ 37,438         $ 39,840
10 1/2% Convertible subordinated
  debentures due 1997                  6,000            8,000
Term loans, 10.5% due through 1997        41              152
Capital lease obligations                408              -
                                     --------         --------
                                      43,887           47,992
Less current maturities                3,220            3,872
                                     --------         --------
                                    $ 40,667         $ 44,120
                                     ========         ========

  The 8 3/4% Convertible Subordinated Debentures are convertible at any time prior to maturity, unless previously redeemed, into 1,089,898 shares of common stock of the Company at a conversion price of $34.35 per share, subject to adjustment in certain events. The Company is required to make annual sinking fund payments sufficient to retire $1.75 million principal amount of debentures which commenced on May 1, 1994, and each year thereafter including May 1, 2009. In addition to the mandatory sinking fund payment, the Company purchased, on the open market, $652 thousand aggregate principal amount of bonds at a market price below par value which resulted in an immaterial gain.

  The 10-1/2% Convertible Subordinated Debentures issued in a private placement, are convertible into 240,000 shares of the Company's common stock at a price of $25 per share at any time prior to maturity, unless previously redeemed. The debentures are subject to mandatory sinking fund payments which commenced on August 1, 1993, and each year thereafter including
August 1, 1997, in the amount of $2 million of principal reduction.

  The Company incurred $4.8 million, $5.1 million, and $5.8 million of interest expense on debt in 1994, 1993, and 1992, respectively.

  Long-term debt at December 31, 1994, matures as follows:

                     Date    Maturities
                     ----    ----------
                     1995      $ 3,220
                     1996        3,850
                     1997        3,841
                     1998        1,834
                     1999        1,802
                     Thereafter 29,340
                               --------
                               $43,887
                               ========

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

    The balance of the preferred stock is shown net of the unamortized preferred stock discount. The unamortized amount in 1994 and 1993 is $656 and $781, respectively.

Note 9.  Common Stock, Additional Paid-in Capital and Treasury Stock

    Pursuant to the By-Laws of the Corporation, directors who are not employees of the Corporation receive an annual retainer of $12,000. Under the terms of the 1992 Stock Ownership Plan for Non-Employee Directors, each non-employee director receives at least 50% of his annual retainer in shares of common stock. The number of shares of common stock is based on the fair market value of such shares at the end of each quarterly period. Also, each non-employee director automatically receives an option to purchase an additional 2,000 shares of common stock every other year. At the implementation of the Plan, 150,000 shares were reserved for issuance.

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

    Common stock reserved for issuance at December 31, 1994 and 1993, were as follows: conversion of debentures and redeemable preferred stock -- 3,066,470 and 3,197,416, respectively; and stock options and other awards -- 1,174,991 and 1,236,111, respectively.

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

    A summary of changes during 1994, 1993, and 1992 in shares of common stock authorized for grant to officers and key employees under the stock option plans are as follows:
                                         Number of Shares
                               1994       1993       1992
                             --------   --------   --------
Shares under option at January 1        872,820    892,337 1,044,189
Options granted              132,000    185,000    115,000
Options exercised             (6,800)       -          -
Options canceled            (118,320)  (204,517)  (266,852)
                           ---------- ---------- ----------
Shares under option at December 31      879,700    872,820   892,337
                           ========== ========== ==========
Options exercisable at December 31      369,600    300,220   347,887

Price per share of options granted     $ 5.63 to  $ 6.00 to $ 4.50 to
                              $ 8.88     $ 7.75     $ 8.50

  Option prices at December 31, 1994, ranged from $4.50 to $20.00 per share. Prices of options exercised in 1994 ranged from $5.00 to $8.00 per share.

  Options available for grant at December 31, 1994, 1993 and 1992 were 155,291, 213,291, and 352,291, respectively.

Note 11.  Taxes on income

  The components of income (loss) before income taxes were as follows:

                                 1994        1993      1992
                               --------   --------   --------
Domestic                      $  5,001   $  5,819   $ (3,526)
Foreign                         (1,765)    (1,915)    (5,971)
                               --------   --------   --------
    Total                     $  3,236   $  3,904   $ (9,497)
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

  The provision (benefit) for income taxes consists of the following (in thousands):

                                 1994       1993       1992
                               --------   --------   --------
Current provision (benefit):
    U.S. federal              $   (906)  $   (703)  $     20
    Foreign                         35        -         (196)
    State                           56        -           50
                               --------   --------   --------
                                  (815)      (703)      (126)
                               --------   --------   --------
Deferred provision (benefit):
    U.S. federal                   -          -           20
    Foreign                        -         (145)      (746)
    State                          -          -           80
                               --------   --------   --------
                                   -         (145)      (646)
                               --------   --------   --------
Total                         $   (815)  $   (848)  $   (772)
                               ========   ========   ========

  The U.S. effective income tax rate from operations is different from the U.S. federal statutory rate for the following reasons:

                                  1994      1993      1992
                                --------  --------  --------
Income tax provision (benefit) if
   computed at U.S. federal rates        $  1,100  $  1,378  $ (3,229)
Benefit of net operating loss
   carryforwards                 (1,769)   (1,534)      -
Foreign unutilized net operating
   losses and tax credits           646       -       2,249
Foreign tax rate variances           (2)      -           9
State income taxes net of
   federal benefit                   37       -          86
Other                              (827)     (692)      113
                                --------  --------  --------
                               $   (815) $   (848) $   (772)
                                ========  ========  ========

  The deferred tax assets and liabilities are comprised of the following:

                                  12/31/94     12/31/93
                                 ----------   ----------
    Restructuring reserve        $     -      $     483
    Bad debt reserve                   260          300
    Other                              406        2,430
    Employee benefit reserves        2,405        2,376
    Allowance for doubtful accounts    -          1,090
    Reserve for net realizable value
         of real estate              2,500        2,564
    Other                              -          1,093

    Net operating losses and credits17,580       17,024

    Property, plant and equipment   (2,526)      (2,526)
    Other                              393         (195)
                                  ---------    ---------
                                    21,018       24,639
                                  ---------    ---------
    Valuation allowance            (21,018)     (24,639)
                                  ---------    ---------
Net deferred tax asset           $     -      $     -
                                  =========    =========


    For Federal income tax purposes, the Company has domestic regular tax net operating loss carryforwards of approximately $19 million and alternative minimum tax net operating loss carryforwards of $17.0 million as of December 31, 1994, which may be used to offset future taxable income. The Company also has foreign net operating losses of approximately $6.8 million. These net operating losses expire beginning in 2002. Additionally, the Company has available $5.9 million of investment tax credit carryforwards which will expire beginning in 2002.

Note 12.    Asset Acquisitions

    On April 8, 1994, certain assets and liabilities of Hightech Components, Limited were purchased for $1.5 million of which $.7 million was paid in cash and $.8 million was financed with a promissory note. Hightech is a distributor of motion technology products and is located in Hampshire, England.

    On September 1, 1994, the Electro-Optical Division in Northampton, Massachusetts, purchased certain assets of the conventional optical periscope business of Sperry Marine, Inc. The purchase price was $5 million of which $3 million was paid in cash and $2 million was financed with promissory notes. This acquisition resulted in $4.2 million of goodwill.

Note 13.    Restructuring costs and asset disposition

    In 1992 the Company recorded a $10 million restructuring charge principally for the consolidation of facilities in France and the elimination of redundant functions in the Company's domestic motion technologies group.

    In November 1992 the Company sold certain assets of its proprietary MICRO-FLIR(R) thermal imaging products business to the Electronic Systems Group of Westinghouse Electric Corporation located in Baltimore, Maryland.

Note 14.     Leases

    The Company leases certain of its facilities and equipment under various operating and capital lease arrangements. Such arrangements generally include fair market value renewal and/or purchase options.

    Rent expense for operating leases amounted to $2.1 million and $3.0 million in 1994 and 1993, respectively, (excluding $.3 million and $.9 million, respectively, which was provided for in the prior restructuring provisions), and $5.2 million in 1992. Future minimum rental payments required under non-cancelable operating and capital leases having a lease term in excess of one year, together with the present value of the net minimum lease payments at December 31, 1994, are as follows:

                                     Operating           Capital
                                       Leases         Leases
                                   ----------    ----------
        1995                        $  2,414      $    112
        1996                           2,186           112
        1997                           1,944           112
        1998                           1,398           112
        1999                           1,061            68
        Thereafter                     7,389            --
                                     --------      --------
        Total minimum lease payments$ 16,392      $    516
                                     ========
        Less amounts representing interest            (108)
                                                   --------
        Present value of net minimum
               lease payments                     $    408
                                                   ========


Note 15.  Contingencies

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

Note 16.    Pension and other employee benefit plans

    The Company maintains three non-contributory qualified defined benefit pension plans covering substantially all domestic employees. Plans covering most employees provide pension benefits based generally on the employee's years of service and final five-year or career average compensation. Due to full funding, the Plans currently have no required contribution by the Company.

    The net periodic pension cost for the years 1994, 1993 and 1992, including amounts related to discontinued operations, included the following components:

                               1994       1993       1992
                             --------   --------   --------
Service cost                $  1,986   $  2,146   $  2,235
Interest cost                  3,104      3,058      3,289
Actual (return) loss on plan assets         158     (6,376)   (4,280)
Net amortization and deferral (5,508)       (65)    (2,419)
                             --------   --------   --------

Net periodic pension cost (credit)     $   (260)  $ (1,237) $ (1,175)
                             ========   ========   ========


The assumptions used in determining the end of year benefit obligations included a discount rate of 8.25% and 7.25% in 1994 and 1993, respectively, an expected investment return of 10% and compensation increases of 5%. During 1993, the Company had pension curtailments resulting from the larger than expected reductions in the number of employees who would otherwise be eligible to participate in a defined benefit pension plan. Accordingly, the net amortization and deferral component of the credit includes a curtailment gain of $1.3 million for 1993. The Plan assets consist principally of cash, common stocks, and bonds.

  The Plans' funded status together with the amounts recognized in the Company's Balance Sheet at December 31 are as follows:

                                     1994            1993
                                   --------        --------
Actuarial present value of
   benefit obligations:
     Vested                       $ 27,896        $ 29,991
                                   ========        ========
     Accumulated                    28,432          30,885
                                   ========        ========
     Projected                      37,830          44,333
Plan assets at fair value           46,992          49,625
                                   --------        --------
Plan assets in excess of
   projected benefit obligation      9,162           5,292
Unrecognized net (gain) loss        (2,368)          1,661
Unrecognized net asset at January 1 (5,849)         (6,421)
Unrecognized prior service cost      1,928           2,081
                                   --------        --------
Prepaid pension cost              $  2,873        $  2,613
                                   ========        ========


  The Salaried Employees' Retirement Plan provides that in the event of a termination of that Plan following a change in control of the Company, any assets of the Plan remaining after provision is made for all benefits thereunder will be employed to supplement such benefits.

  The Company also maintains a Supplemental Retirement Income Plan
("SERP") for key employees. Eligibility is restricted to individuals designated by the Personnel and Compensation Committee of the Board who, in its sole discretion, have made outstanding long-term contributions to the Company. The SERP is designed to provide each designated participant with an increased level of retirement income commencing the month following his 65th birthday. Under the SERP, a supplemental amount is paid to each participant so that, together with any amounts payable under the Company's qualified retirement plans, any long-term disability insurance payments and any social security benefits, the participant receives a monthly benefit equal to 60% of his salary at the date of inclusion in the plan. Amounts payable under the SERP are subject to adjustment for inflation. The Company has accrued an actuarially determined liability of $2.8 million at December 31, 1994 and 1993, in anticipation of the payment of such benefits in the future to seven former employees who were designated as eligible by the Personnel and Compensation Committee for participation in the SERP program. The Company incurred a pension expense of $.3 million in 1994 and in 1993 for the SERP.

  The Company has a voluntary 401(k) savings and investment plan designed to enhance the existing retirement program covering certain eligible domestic employees. In 1994, the Company matched 1% of each participant's contributions, up to a maximum of 1% of base salary. Company contributions to this plan were $225 thousand, $325 thousand, and $298 thousand in 1994, 1993, and 1992, respectively.

Note 17.  Postretirement medical insurance benefits

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

  Net periodic postretirement benefit cost for 1994 included the following components:

        Service cost                        $   133
        Interest cost                           435
        Amortization of obligation at transition278
                                             -------
        Net periodic postretirement benefit cost$   846
                                             =======

    The Company's postretirement benefit plans are unfunded.

    For measurement purposes, a 9% annual rate of increase in the per capita cost of covered medical benefits was assumed for 1994; the rate was assumed to decrease gradually to 5.5% for 1999 and remain at that level thereafter. Increasing the assumed health care cost trend rates by 1% in each year would increase the accumulated postretirement benefit obligation as of January 1, 1994, by $211 thousand and the aggregate of the service cost and interest cost components of net periodic postretirement benefit cost by $17 thousand.

    The plan amounts recognized in the Company's Balance Sheet at December 31, 1994, are as follows:

Accumulated postretirement benefit obligation:
        Retirees                            $ 4,053
        Fully eligible plan participants        257
        Other active plan participants        1,573
                                             -------
            Total                             5,883
Plan assets at fair value                       -
                                             -------
Accumulated postretirement benefit obligation
     in excess of plan assets                (5,883)
Unrecognized net (gain) loss                     58
Unrecognized prior service cost                 -
Unrecognized transition obligation            5,004
                                             -------
Accrued postretirement benefit cost         $  (821)
                                             =======

    The weighted average discount rates used in determining the accumulated postretirement benefit obligation are 8.25% and 7.25% as of December 31, 1994 and 1993, respectively.

Note 18.   Foreign Operations and Geographic Segments, and Export Sales

    The impact of the Company's foreign operations upon the consolidated financial statements are summarized as follows (in thousands):


                                                     Foreign
1994            Consolidated Eliminations Domestic  Operations
- ----            ------------ ------------ --------- ----------
Net sales          $191,771     $ (5,439) $151,288   $ 45,922
                    ========     ========  ========   ========
Net income from
  operations       $  4,051     $    255  $  5,199   $ (1,403)
                    ========     ========  ========   ========
Identifiable assets$112,315     $   (834) $ 77,112   $ 36,037
Corporate assets     25,886          -      25,886        -
                    --------     --------  --------   --------
Total assets       $138,201     $   (834) $102,998     36,037
                    ========     ========  ========
Liabilities                                            27,364
                                                      --------
Equity in foreign
  subsidiaries                                       $  8,673
                                                      ========

                                                      Foreign
1993            Consolidated Eliminations Domestic  Operations
- ----            ------------ ------------ --------- ----------
Net sales          $185,538     $ (4,113) $150,260   $ 39,391
                    ========     ========  ========   ========
Net income (loss) from
  continuing operations         $  4,752  $    325   $  6,938  $ (2,511)
                    ========     ========  ========   ========
Identifiable assets$ 95,943     $    (72) $ 66,814   $ 29,201
Corporate assets     38,065          -      38,065        -
                    --------     --------  --------   --------
Total assets       $134,008     $    (72) $104,879     29,201
                   ========     ========  ========
Liabilities                                            21,635
                                                      --------
Equity in foreign
   subsidiaries                                      $  7,566
                                                      ========

                                                      Foreign
1992            Consolidated Eliminations Domestic  Operations
- ----            ------------ ------------ --------- ----------
Net sales          $194,859     $ (3,693) $150,914   $ 47,638
                    ========     ========  ========   ========
Net income (loss) from
  continuing operations         $ (8,725) $    316   $ (4,064) $ (4,977)
                    ========     ========  ========   ========
Identifiable assets$110,691     $   (683) $ 77,372   $ 34,002
Corporate assets     38,877          -      38,877        -
                    --------     --------  --------   --------
Total assets       $149,568     $   (683) $116,249     34,002
                    ========     ========  ========
Liabilities                                            26,725
                                                      --------
Equity in foreign
  subsidiaries                                       $  7,277
                                                      ========


  The Company's principal foreign manufacturing facilities are in France and Germany. The sales eliminations are transfers at prevailing wholesale selling prices.

  In addition to foreign operations, export sales amounted to $32.5 in 1994, $27.6 million in 1993, and $54.0 million in 1992.

  Sales to the U.S. Government or for U.S. Government end-use amounted to $39.3 in 1994, $39.4 in 1993, and $38.9 million in 1992.

Note 19.  Other Financial Statement Data

  The following sections should be considered integral parts of the Notes to Consolidated Financial Statements:

                                                    Page

  Segments of Business Information                           2

                          EXHIBIT INDEX


                                                    Page in this
Exhibit No.        Description of Exhibit            Form 10-K


   3(a)    Restated Certificate of Incorporation, as      N/A
           amended, incorporated by reference to
           Exhibit 3(a) of the Form SE filed on
           April 2, 1990.

   3(b)    By-Laws, as amended.                           N/A

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

  10(a)    Restated and Amended Letter of Credit Facility   N/A
           Agreement dated December 15, 1994, among
           Kollmorgen Corporation, The First National Bank of Boston, Certain Other Financial Institutions Listed on Schedule 1, and The First National Bank of Boston, as Agent, incorporated by reference to
           Exhibit 10 of the Form SE filed on or about
           March 20, 1995.

                                                    Page in this
Exhibit No.       Description of Exhibit             Form 10-K


  10(b)    Kollmorgen Stock Option Plan, as amended,      N/A
           incorporated by reference to Exhibit A of the Company's Proxy Statement dated March 24, 1987, for the Annual Meeting of Shareholders held on April 22, 1987.

  10(c)    Kollmorgen 1991 Long Term Incentive Plan,       N/A
           incorporated by reference to Exhibit A of the Company's Proxy Statement dated April 29, 1991, for the Annual Meeting of Shareholders held on May 23, 1991.

  10(d)    Form of 1988 Non-Qualified Stock Option         N/A
           Agreement for James A. Eder. Said agreement is incorporated by reference to Exhibit 10(g) to the Annual Report on Form 10-K of the Company for the year ended December 31, 1988.

  10(e)    Form of 1990 Non-Qualified Stock Option         N/A
           Agreement for James A. Eder. Said agreement is incorporated by reference to Exhibit 10(h) to the Annual Report on Form 10-K of the Company for the year ended December 31, 1991.

  10(f)    Form of 1991, 1992, and 1993 Non-Qualified      N/A
           Stock Option Agreement under the Long-Term
           Incentive Plan and/or Kollmorgen Stock Option
           Plan for Gideon Argov, Robert J. Cobuzzi,
           James A. Eder and Robert W. Woodbury, Jr.
           Each agreement is identical except for the number of shares and the date of grant. Said agreement is incorporated by reference to
           Exhibit 10(j) to the Annual Report on
           Form 10-K of the Company for the year ended
           December 31, 1991.

  10(g)    Kollmorgen 1992 Stock Ownership Plan for       N/A
           Non-Employee Directors incorporated by
           reference to Exhibit A of the Company's Proxy Statement dated April 6, 1992, for the Annual Meeting of Shareholders held on May 13, 1992.

  10(h)    Form of 1992 Non-Qualified Stock Option        N/A
           Agreement between each non-employee director and the Company pursuant to the Kollmorgen
           1992 Stock Ownership Plan for Non-Employee
           Directors incorporated by reference to
           Exhibit 10(i) to the Annual Report on Form 10-K of the Company for the year ended
           December 31, 1992.

                                                    Page in this
Exhibit No.      Description of Exhibit               Form 10-K


  10(i)    Bonus Plan for Corporate Officers and other    N/A
           key corporate employees incorporated by reference to Exhibit 10(j) to the Annual Report on Form 10-K of the Company for the year ended
           December 31, 1992.

  10(j)    Employment Agreement dated May 10, 1991, as    N/A
           amended, for James A. Eder. Said Agreement is incorporated by reference to Exhibit 10(c) to the Annual Report on Form 10-K of the Company for the year ended December 31, 1991.

  10(k)    Letter employment agreement dated May 21,      N/A
           1991, for Gideon Argov. Said Agreement is incorporated by reference to Exhibit 10(c) to the Annual Report on Form 10-K of the Company for the year ended December 31, 1991.

  10(l)    Letter employment agreement dated July 1,      N/A
           1991, for Robert J. Cobuzzi. Said Agreement is incorporated by reference to Exhibit 10(c) to the Annual Report on Form 10-K of the Company for the year ended December 31, 1991.

  10(m)    Form of severance agreement for each of the        N/A
           following persons:  Allan M. Doyle, Jr. and
           George P. Stephan.  Said agreement is
           incorporated by reference to Exhibit 10(i) to the Annual Report on Form 10-K of the Company for the year ended December 31, 1989.

  10(n)    Form of Indemnification Agreement for each of the  N/A
           Company's executive officers, directors and director emeritus. Each agreement is identical to this exhibit except for the name and title of each individual. Said agreement is incorporated by reference to Exhibit 10(f) to the Annual
           Report on Form 10-K of the Company for the year ended December 31, 1987.

  10(o)    Description of Post-Retirement Arrangement for     N/A
           Non-Employee Directors. Said agreement is incorporated by reference to Exhibit 10(i) to the Annual Report on Form 10-K of the Company for the year ended December 31, 1988.

                                                        Page in this
Exhibit No.     Description of Exhibit                    Form 10-K


  10(p) Participation Agreement between Allan M. Doyle, Jr. N/A and the Corporation with respect to Mr. Doyle's service as a director of Millitech Corporation incorporated by reference to Exhibit 10(q) to the Annual Report on Form 10-K of the Company for the year ended December 31, 1992.

  10(q)    Supplemental Retirement Income Plan for key          N/A
           executives incorporated by reference to
           Exhibit 10(n) to the Annual Reporton Form 10-K of the Company for the year ended December 31, 1990.

   11      Calculations of Earnings Per Share.                  46

   21      Subsidiaries of the Company.                         47

   23      Consent of Independent Accountants -                 48
           Coopers & Lybrand L.L.P.

   24      Powers of Attorney                                   49

   27      Financial Data Schedules                             56