Form 10-Q
period 1995-03-31
KOLLMORGEN CORP
filed 1995-05-18
CIK 56583

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1995

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

            Class                            Outstanding at May 12, 1995
Common Stock, $2.50 par value                        9,657,825 shares

                            KOLLMORGEN CORPORATION


                                     INDEX




                                                                 Page No.


PART I - Financial Information


    Consolidated Statements of Operations                            3
        for the Three Months Ended
        March 31, 1995 and 1994 (unaudited)


    Consolidated Balance Sheets as of                                4
        March 31, 1995 (unaudited)
        and December 31, 1994


    Consolidated Statements of Cash Flows                            5
        for the Three Months Ended
        March 31, 1995 and 1994 (unaudited)


    Notes to Consolidated Financial Statements                       6


    Management's Discussion and Analysis                        7-9
        of Financial Condition and
        Results of Operations



PART II - Other Information                                     9

                 PART I - FINANCIAL INFORMATION

              KOLLMORGEN CORPORATION AND SUBSIDIARIES
              Consolidated Statements of Operations
          (Dollars in thousands, except per share amounts)
                                                    For the
                                                Three Months Ended
                                                     March 31,
                                                            ------------------
                                                 1995             1994
                                                      (unaudited)         (unaudited)
                                              --------         --------
Net sales                                   $  53,416        $  44,159
Cost of sales                                  35,693           28,752
                                             ---------        ---------
Gross profit                                   17,723           15,407
                                             ---------        ---------
Selling and marketing expense                   7,145            6,120
General and administrative expense              5,168            5,077
Research and development expense                3,164            2,421
                                             ---------        ---------
Income before interest and taxes                2,246            1,789
                                             ---------        ---------
Other (income) expense:
    Interest expense, net                       1,044              928
    Other, net                                     30               11
                                             ---------        ---------
Income (loss) before income taxes               1,172              850

Provision for income taxes                        -0-              -0-
                                             ---------        ---------

Net income (loss)                           $   1,172        $     850
                                             =========        =========

Earnings (loss) per common share               $  .06           $  .03
                                                ======           ======


See accompanying notes to consolidated financial statements.

              KOLLMORGEN CORPORATION AND SUBSIDIARIES
                   Consolidated Balance Sheets
                     (Dollars in thousands)
                           ASSETS
                                                  March 31,
                                                    1995       December 31,
                                                           (unaudited)  1994
                                                 ---------        ---------
Current assets:
    Cash and cash equivalents                   $   7,673        $   7,165
    Restricted cash                                 8,000            8,000
    Accounts receivable                            39,556           38,348
    Recoverable amounts on long-term contracts      8,207            7,380
    Inventories                                    26,300           23,231
    Prepaid expenses                                4,310            4,176
                                                 ---------        ---------
Total current assets                               94,046           88,300
                                                 ---------        ---------
Property, plant and equipment, net                 31,165           30,789
Net assets held for sale                               --            3,000
Goodwill                                            6,159            6,180
Other assets                                        9,812            9,932
                                                 ---------        ---------
                                                $ 141,182        $ 138,201
                                                 =========        =========

                LIABILITIES and SHAREHOLDERS' EQUITY

Current liabilities:
    Notes payable to banks                      $   9,181        $  10,104
    Current portion of long-term debt               1,625            3,220
    Accounts payable                               22,295           18,722
    Accrued liabilities                            31,646           31,177
                                                 ---------        ---------
Total current liabilities                          64,747           63,223
                                                 ---------        ---------
Long-term debt                                     40,659           40,667
Other liabilities                                   1,820            1,899
Redeemable preferred stock                         22,563           22,532
Common shareholders' equity:
    Common stock                                   26,895           26,891
    Additional paid-in capital                     19,590           20,353
    Accumulated deficit                           (24,943)         (26,115)
    Cumulative translation adjustments               (271)          (1,371)
    Less common stock in treasury, at cost         (9,878)          (9,878)
                                                 ---------        ---------
Total common shareholders' equity                  11,393            9,880
                                                 ---------        ---------
                                                $ 141,182        $ 138,201
                                                 =========        =========

See accompanying notes to consolidated financial statements.

              KOLLMORGEN CORPORATION AND SUBSIDIARIES
               Consolidated Statements of Cash Flows
                   (Dollars in thousands)
                                                           For the
                                                      Three Months Ended
                                                           March 31,
                                                      ------------------
                                                    1995         1994
                                                           (unaudited)     (unaudited)
                                                 ---------    ---------
Cash flows from operating activities:
Income (loss) from operations                   $   1,172    $     850

Adjustments to reconcile income (loss) to
  net cash provided by operating activities:
 Depreciation and amortization                      1,843        1,705
Changes in operating assets and liabilities:
 Restricted cash                                       --       (2,102)
 Accounts and notes receivable                      4,138        3,308
 Recoverable amounts on long-term contracts          (827)        (612)
 Inventories                                       (2,367)        (495)
 Prepaid expenses                                    (103)         (36)
 Accounts payable and accrued liabilities          (1,071)      (2,852)
 Deferred income taxes and other expenses             (60)          79
 Other                                                 52         (155)
                                                 ---------    ---------
   Net cash provided by (used in) operations        2,777         (310)
                                                 ---------    ---------
Cash flows from investing activities:
 Capital expenditures                              (1,406)      (1,000)
 Proceeds from sale of building                     2,605           --
                                                 ---------    ---------
   Net cash provided by (used in) investing activities           1,199    (1,000)
                                                 ---------    ---------
Cash flows from financing activities:
 Net repayments under credit lines                 (1,622)         (98)
 Issuances of common stock                             12            4
 Retirement of long-term debt                      (1,103)          --
 Principal payments under capital lease obligations   (12)          --
                                                          Dividends         (743)(743)
                                                 ---------    ---------
   Net cash used in financing activities           (3,468)        (837)
                                                 ---------    ---------
 Net increase (decrease) in cash and cash equivalents 508       (2,147)
 Cash and cash equivalents at beginning of period   7,165       17,682
                                                 ---------    ---------
 Cash and cash equivalents at end of period     $   7,673    $  15,535
                                                 =========    =========

See accompanying notes to consolidated financial statements.

              KOLLMORGEN CORPORATION AND SUBSIDIARIES

            Notes to Consolidated Financial Statements

                        March 31, 1995


1. The accompanying unaudited consolidated financial statements include the accounts of Kollmorgen Corporation and all of its majority owned subsidiaries.

2. In the opinion of management, the unaudited consolidated financial statements included herein contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's and its consolidated subsidiaries' financial condition at March 31, 1995, and the results of operations and cash flows for the three-month period then ended. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information.

3. Earnings per common share is based on net income less the dividends and interest accretion on redeemable preferred stock divided by the average number of common shares outstanding. Fully diluted net income assumes full conversion of all convertible securities into common stock which include the convertible subordinated debentures and redeemable preferred stock. The fully diluted calculation does not result in dilution of net income per common share and, accordingly, is not presented (see
      Exhibit 11).

       Management's Discussion and Analysis of Financial Condition
                     and Results of Operations



                         LIQUIDITY AND CAPITAL RESOURCES

  Kollmorgen's cash and cash equivalents increased by $0.5 million during the first quarter of 1995. Net income from operations and depreciation and amortization provided $3.0 million in cash. In addition, accounts receivable collections provided $4.1 million cash which was partially offset by an increase in inventory of $2.4 million, an increase in recoverable amounts on long-term contracts of $0.8 million, and a decrease in accounts payable and accrued liabilities of $1.1 million.

  Investing activities provided $1.2 million of which $1.4 million was used for the purchase of capital equipment. In addition, the Company sold a vacant facility for $2.6 million in cash.

  Financing activities used $3.5 million in cash of which $1.6 million was used to pay off a note payable on the above-mentioned facility. The Company also purchased, on the open market, approximately $1 million aggregate principal amount of the Company's 8-3/4% Convertible Subordinated Debentures at market prices less than par value. This purchase resulted in an immaterial gain. Dividends paid on common and preferred stock accounted for $0.7 million use of cash.

  The Company believes that it can generate sufficient resources through cash from operations and its current borrowing capacity to finance its 1995 capital expenditures, sinking fund payments, and working capital requirements. There were no significant capital expenditure commitments at the end of the quarter.

                       RESULTS OF OPERATIONS

  Sales for the first quarter 1995 were $53.4 million resulting in net income of $1.2 million or $0.06 per common share. This compares with 1994 first quarter sales of $44.2 million, net income of $0.9 million or $0.03 per common share.

  Backlog at the end of the first quarter of 1995 was $140 million, an increase over the first quarter and year-end 1994 of $11 million and $21.5 million, respectively.

                Segments of Business Information
                    (dollars in thousands)
                                       For the
                                   Three Months Ended
                                        March 31,
                                   ------------------
                               1995             1994
                            ---------        ---------
Motion Technologies Group:
 Net sales                 $  29,989        $  23,239
 Operating profit              2,007            1,834

Electro-Optical Instruments:
 Net sales                    23,427           20,920
 Operating profit              1,342            1,157

General Corporate:
 Operating expenses           (2,177)          (2,141)

Consolidated:
 Net sales                 $  53,416        $  44,159
 Operating income (loss)       1,172              850



  Effective January 1, 1995, the Company began reporting the operating results of its French instruments business in the Electro-Optical Instruments segment. Previously, this business had been part of the Motion Technologies Group. Accordingly, 1994 results have been restated to reflect this change.

  In the motion technologies group, first quarter 1995 sales were $30 million compared to $23.2 million, up 29% from the corresponding quarter of 1994. Operating income for this segment was $2 million compared to $1.8 million, up 9% from the same period a year ago. An unfavorable product mix and increased new product development expenses impacted first quarter performance. The increase in sales occurred in both the industrial and defense products (ADP) group. Sales in the ICP group increased $3.5 million over the first quarter of 1994 primarily associated with increased OEM business. Sales in the ADP group increased by $3.3 million as a result of the additional sales generated by the April 1994 acquisition of Hightech Components, Ltd. In addition, sales at the Company's French subsidiary increased by $2 million essentially associated with several prototype development programs.

  Backlog for this segment at the end of the first quarter 1995 was $62 million, an increase of 6% from year-end 1994.

  In the electro-optical instruments segment, sales were $23.4 million compared to $20.9 million, up 12% from the corresponding quarter of 1994. Operating income for this segment was $1.3 million for the first quarter 1995 compared to $1.2 million for the same quarter of 1994. Sales of new products introduced during 1994 in the Company's color and instrumentation business resulted in an increased sales volume of $1.6 million. Sales at the Company's operations in California increased by $0.8 million over the 1994 first quarter primarily because of the shutdown of this facility during the first quarter of 1994 as a result of the Northridge earthquake.

  Backlog for this segment at the end of the 1995 first quarter was $78 million, a 30% increase over the year-end 1994.

  General corporate expense includes interest expense, net of investment income, and general corporate administrative expense.


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


Date: May 15, 1995