Form 10-Q
period 1995-06-30
KOLLMORGEN CORP
filed 1995-08-14
CIK 56583

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 1995

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

           Class                            Outstanding at August 14, 1995
Common Stock, $2.50 par value                        9,663,944 shares

                                   KOLLMORGEN CORPORATION


                                         INDEX



                                                             Page No.


PART I - Financial Information

               Consolidated Statement of Operations for              3
                   the Three Months and Six Months Ended
                   June 30, 1995 and 1994 (unaudited)

               Consolidated Balance Sheet as of                      4
                   June 30, 1995 (unaudited) and
                   December 31, 1994

               Consolidated Statement of Cash Flows for              5-6
                   the Six Months Ended June 30, 1995
                   and 1994 (unaudited)

               Notes to Consolidated Financial Statements                 7

               Management's Discussion and Analysis of Financial          8-10
                   Condition and Results of Operations



PART II - Other Information                              10


                             PART I - FINANCIAL INFORMATION

                       KOLLMORGEN CORPORATION AND SUBSIDIARIES
                        Consolidated Statement of Operations
                   (Dollars in thousands, except per share amounts)
                                     (Unaudited)
                                                     For the                For the
                                                Three Months Ended           Six Months Ended
                                                     June 30,                     June 30,
                                          --------------------        -------------------
                                     1995      1994         1995      1994
                                  --------- ---------    --------- ---------
Net sales                         $ 58,887  $ 49,778     $112,303  $ 93,937
Cost of sales                       39,036    32,483       74,729    61,235
                                  --------- ---------    --------- ---------
Gross profit                        19,851    17,295       37,574    32,702
                                  --------- ---------    --------- ---------
Selling and marketing expense        7,717     6,834       14,862    12,954
General and administrative expense   5,588     5,473       10,756    10,550
Research and development expense     3,327     2,903        6,491     5,324
                                  --------- ---------    --------- ---------
Income before interest and taxes     3,219     2,085        5,465     3,874
                                  --------- ---------    --------- ---------
Other income (expense):
    Interest expense, net           (1,067)     (956)      (2,111)   (1,884)
    Other, net                        (314)       27         (344)       16
                                  --------- ---------    --------- ---------
Income before income taxes           1,838     1,156        3,010     2,006

Provision for income taxes             -         -            -         -
                                  --------- ---------    --------- ---------
Net income                        $  1,838  $  1,156     $  3,010  $  2,006
                                  ========= =========    ========= =========
Earnings per common share           $ 0.13    $ 0.06       $ 0.19    $ 0.09
                                  ========= =========    ========= =========





See accompanying notes to consolidated financial statements

                KOLLMORGEN CORPORATION AND SUBSIDIARIES
                      Consolidated Balance Sheet
                        (Dollars in thousands)
                             ASSETS
                                                    June 30,
                                                    1995       December 31,
                                                           (unaudited)  1994
                                                 ---------        ---------
Current assets:
    Cash and cash equivalents                   $   7,636        $   7,165
    Restricted cash                                 3,000            8,000
    Accounts receivable                            41,685           38,348
    Recoverable amounts on long-term contracts     10,714            7,380
    Inventories                                    27,112           23,231
    Prepaid expenses                                4,452            4,176
                                                 ---------        ---------
Total current assets                               94,599           88,300
                                                 ---------        ---------
Property, plant and equipment, net                 30,522           30,789
Net assets held for sale                              -              3,000
Goodwill                                            5,970            6,180
Other assets                                        9,732            9,932
                                                 ---------        ---------
                                                $ 140,823        $ 138,201
                                                 =========        =========

                LIABILITIES and SHAREHOLDERS' EQUITY

Current liabilities:
    Notes payable to banks                      $   8,387        $  10,104
    Current portion of long-term debt               3,879            3,220
    Accounts payable                               25,661           18,722
    Accrued liabilities                            27,983           31,177
                                                 ---------        ---------
Total current liabilities                          65,910           63,223
                                                 ---------        ---------
Long-term debt                                     38,883           40,667
Other liabilities                                   1,825            1,899
Redeemable preferred stock                         22,594           22,532
Common shareholders' equity:
    Common stock                                   26,895           26,891
    Additional paid-in capital                     18,792           20,353
    Accumulated deficit                           (23,105)         (26,115)
    Cumulative translation adjustments             (1,147)          (1,371)
    Less common stock in treasury, at cost         (9,824)          (9,878)
                                                 ---------        ---------
Total common shareholders' equity                  11,611            9,880
                                                 ---------        ---------
                                                $ 140,823        $ 138,201
                                                 =========        =========

See accompanying notes to consolidated financial statements.

              KOLLMORGEN CORPORATION AND SUBSIDIARIES
               Consolidated Statement of Cash Flows
                   (Dollars in thousands)
                         (Unaudited)
                                                           For the
                                                       Six Months Ended
                                                           June 30,
                                                      ------------------
                                                     1995         1994
                                                 ---------    ---------
Cash flows from operating activities:
Net income from operations                      $   3,010    $   2,006
Adjustments to reconcile net income to
  net cash provided by operating activities:
 Depreciation and amortization                      3,759        3,481

Changes in assets and liabilities:
 Restricted cash                                    5,000       (2,134)
 Accounts and notes receivable                      2,356        1,135
 Recoverable amounts on long-term contracts        (3,334)      (1,953)
 Inventories                                       (3,248)         728
 Prepaid expenses                                    (249)          74
 Accounts payable and accrued liabilities          (2,553)      (3,964)
 Deferred income taxes and other expenses            (123)         107
 Other                                                555         (180)
                                                 ---------    ---------
   Net cash provided by (used in) operations        5,173         (700)
                                                 ---------    ---------
Cash flows from investing activities:
 Capital expenditures                              (2,333)      (2,043)
 Proceeds from sale of building                     2,605          -
 Acquisition of Hightech Components                   -           (749)
                                                 ---------    ---------
   Net cash provided by (used in) investing activities272       (2,792)
                                                 ---------    ---------



Cash flows from financing activities:
 Net borrowings (repayments) under credit lines    (1,909)         155
 Principal repayment on other notes                  (477)          -
 Common stock issued from treasury                     44           40
 Principal payments on capital lease obligations      (48)          -
 Retirement of long-term debt                      (1,098)      (1,774)
                                                          Dividends       (1,486)   (1,486)
                                                 ---------    ---------
   Net cash provided by (used in) financing activities          (4,974)   (3,065)
                                                 ---------    ---------
 Net increase (decrease) in cash and equivalents      471       (6,557)
 Cash and cash equivalents at beginning of period   7,165       17,682
                                                 ---------    ---------
 Cash and cash equivalents at end of period     $   7,636    $  11,125
                                                 =========    =========


Non-cash financing activities:
  Acquisition of Hightech Components:
 Fair value of assets acquired                               $   1,539
 Cash paid                                                         749
                                                              ---------
 Note assumed                                                $     790
                                                              =========


See accompanying notes to consolidated financial statements.

              KOLLMORGEN CORPORATION AND SUBSIDIARIES

            Notes to Consolidated Financial Statements

                        June 30, 1995


1. The accompanying unaudited consolidated financial statements include the accounts of Kollmorgen Corporation and all of its majority owned subsidiaries.


2. In the opinion of management, the unaudited consolidated financial statements included herein contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's and its consolidated subsidiaries' financial condition at June 30, 1995, and the results of operations for the three-month and six-month periods then ended and the cash flows for the six-month period then ended June 30, 1995, and June 30, 1994. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information. These interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1994.


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


4. Effective January 1, 1995, the Company began reporting the operating results of its French instruments business in the Electro-Optical Instruments segment. Previously, the business had been part of the Motion Technologies Group. Accordingly, 1994 segment information has been restated to reflect this change.

     Management's Discussion and Analysis of Financial Condition
                   and Results of Operations

                     LIQUIDITY AND CAPITAL RESOURCES

    Kollmorgen's cash and cash equivalents increased by $471 thousand during the first six months of 1995. Net income from operations and depreciation and amortization provided $6.8 million in cash. Accounts receivable provided $2.4 million in cash while other working capital assets and liabilities used $9.0 million in cash. A reduction in the amount of restricted cash provided $5.0 million in additional available cash as a result of a renegotiation in a debt covenant with the Company's lead bank.

    Investing activities provided $272 thousand in cash. The sale of a vacant facility during the first quarter of 1995 provided $2.6 million and was offset by the purchase of capital equipment for $2.3 million.

    Financing activities used $5.0 million in cash of which $1.9 million was used for repayments under existing credit and $477 thousand was paid on a note assumed from the purchase of Hightech Components in 1994. Dividend payments on both common and preferred stock accounted for a $1.5 million use of cash. The Company also purchased, on the open market, approximately $1.1 million aggregate principal amount of the Company's 8-3/4% Convertible Subordinated Debentures at market prices approximating par value to fulfill the mandatory sinking fund obligations.

    The Company is required, in accordance with the terms of its 10-1/2% Convertible Subordinated Debentures, to make a mandatory $2.0 million sinking fund payment on August 1, 1995. The Company believes that it can generate sufficient resources through cash from operations and its current borrowing capacity to finance its 1995 capital expenditures, sinking fund payments, and working capital requirements.

    There were no significant capital expenditure commitments at the end of the quarter.

                      RESULTS OF OPERATIONS

    Sales for the second quarter 1995 were $58.9 million resulting in net income of $1.8 million or $.13 per common share. This compares with second quarter 1994 sales of $49.8 million and net income of $1.2 million or $.06 per common share. For the 1995 six month period sales were $112.3 million and net income of $3.0 million or $.19 per common share. This compares to 1994 results for the same period with sales of $93.9 million and net income of $2.0 million or $.09 per common share. Earnings per common share are computed after payment of preferred dividends.

    Backlog at the end of the 1995 second quarter was $137 million, an increase over year-end 1994 of $18 million.

                   Segments of Business Information
                       (dollars in thousands)

                               For the               For the
                         Three Months Ended       Six Months Ended
                             June 30,                 June 30,
                         ------------------       ---------------
                          1995     1994      1995     1994
                       ------------------ ------------------
Motion Technologies Group:
   Net sales           $ 33,383 $ 25,593  $ 63,372 $ 48,832
   Operating income    $  2,570 $  2,519  $  4,577 $  4,353

Electro-Optical Instruments:
   Net sales             25,504   24,185    48,931   45,105
   Operating income       1,615      846     2,957    2,003

General Corporate:
   Operating expenses    (2,347)  (2,209)   (4,524)  (4,350)

Consolidated:
   Net sales           $ 58,887 $ 49,778  $112,303 $ 93,937
   Operating income    $  1,838 $  1,156  $  3,010 $  2,006


    In the Motion Technologies Group, second quarter 1995 sales were $33.4 million, an increase of 30% from the corresponding quarter of 1994. The increase in sales occurred in both the industrial and commercial (ICP) and the aerospace and defense (ADP) products groups. Sales in the ICP group increased $4.6 million over the second quarter 1994 primarily associated with increased OEM business. Sales in the ADP group increased $3.2 as a result of increased bookings volume both domestically and in Europe.

    Operating income was $2.6 million for this segment, an increase of 2% from the same period a year ago. The sales increase did not contribute significantly to the operating income for this segment as a result of an unfavorable product mix and higher sales of certain OEM contracts which produced lower gross margins. Selling expenses increased due to higher commission expenses on the increased sales volume. Additionally, operating expenses increased as a result of costs associated with the Company's efforts in defeating a petition from the International Union, United Automobile, Aerospace & Agricultural Implement Workers of America requesting the representation of a group of approximately 200 production and maintenance employees at the Company's Inland Motor facility located in Radford, Virginia.

    Sales for the six month period of 1995 were $63.4 million with operating income of $4.6 million compared to sales of $48.8 million and operating income of $4.4 million for the same period in 1994. The increase in sales occurred in both the ICP and ADP groups. Operating income did not increase proportionately with the increased sales volume due to unfavorable product mix and lower gross margins on OEM business.

    Backlog for this segment at the end of the second quarter of 1995 was $64 million, an increase of 10% over year-end 1994.

    In the Electro-Optical Instruments segment, sales were $25.5 million for the second quarter of 1995, an increase of 5% from the same period a year ago. The increase was primarily attributed to increased sales of new products in the Company's color instrumentation business.

    Operating income was $1.6 million, an increase of 90% from the corresponding quarter a year ago. The increase in sales volume and a favorable product mix resulted in the increased operating income for the quarter.

    Sales for the six month period of 1995 were $48.9 million compared to $45.1 million for the same period a year ago. Operating income for this segment was $3.0 million compared to $2.0 million for the same period a year ago. The increase in sales and in operating incomme was primarily a result of the new products introduced during 1994 at the Company's color instrumentation business.

    Backlog for this segment at the end of the second quarter of 1995 was $73 million, an increase of 22% over year-end 1994.

    General corporate expenses includes interest expense, net of interest income and general corporate administrative expenses.


                     PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

    At the Annual Meeting of Shareholders of the Company held on May 10, 1995, the following four persons were elected as directors:
Jerald G. Fishman, James H. Kasschau, J. Douglas Maxwell, Jr. and
Robert N. Parker as Class I directors for a term of two years. The votes cast for or against/withheld with respect to each nominee are set forth below:

           Name             For      Against/Withheld
    -------------------- ---------       ----------------
    Jerald G. Fishman         9,367,512        55,490
    James H. Kasschau         9,370,872        52,130
    J. Douglas Maxwell, Jr.   9,371,236        51,766
    Robert N. Parker      9,369,012       53,990


Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits - Listed below are the exhibits filed with this report.


            11  Statement re computation of per share earnings.
            27  Financial Data Schedules

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


Date:   August 14, 1995