Form 10-Q
period 1995-09-30
KOLLMORGEN CORP
filed 1995-11-14
CIK 56583

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 1995

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

            Class                     Outstanding at November 10, 1995
Common Stock, $2.50 par value                      9,692,372 shares

                            KOLLMORGEN CORPORATION


                                    INDEX




                                                                 Page No.



PART I - Financial Information


               Consolidated Statements of Operations for                  3
                   the Three Months and Nine Months Ended
                   September 30, 1995 and 1994 (unaudited)


               Consolidated Balance Sheets as of                          4
                   September 30, 1995 (unaudited) and
                   December 31, 1994


               Consolidated Statements of Cash Flows                     5-6
                   for the Nine Months Ended
                   September 30, 1995 and 1994 (unaudited)


               Notes to Consolidated Financial Statements                  7


               Management's Discussion and Analysis of Financial        8-10
                   Condition and Results of Operations




PART II - Other Information                                           11

                       PART I - FINANCIAL INFORMATION

                   KOLLMORGEN CORPORATION AND SUBSIDIARIES
                    Consolidated Statements of Operations
              (Dollars in thousands, except per share amounts)
                                 (unaudited)
                                                  For the                   For the
                                            Three Months Ended           Nine Months Ended
                                               September 30,               September 30,
                                            -------------------          -----------------
                                      1995     1994           1995     1994
                                    ---------              ------------------ ---------
Net sales                           $ 54,668               $ 46,396 $166,971  $140,333
Cost of sales                         36,079  30,791        110,808   92,026
                                    ---------              ------------------ ---------
Gross profit                          18,589  15,605         56,163   48,307
                                    ---------              ------------------ ---------
Selling and marketing expense          7,359   6,719         22,221   19,673
General and administrative expense     5,255   5,388         16,011   15,938
Research and development expense       3,162   2,451          9,653    7,775
                                    ---------              ------------------ ---------
Income before interest and taxes       2,813   1,047          8,278    4,921
                                    ---------              ------------------ ---------
Interest and other (income) expense:
      Interest expense, net            1,132     915          3,243    2,799
      Other                              180     (43)           524      (59)
                                    ---------              ------------------ ---------
Income before income taxes             1,501     175          4,511    2,181

Provision for income taxes                 0       0              0        0
                                    ---------              ------------------ ---------
Net income                          $  1,501               $    175 $  4,511  $  2,181
                                    =========              ================== =========
Earnings (loss) per common share    $   0.10               $  (0.04)$   0.29  $   0.05
                                    =========              ================== =========

Number of shares used in calculating
   earnings (loss) per common share 9,670,000              9,643,0009,659,000 9,640,000
                                    =========              ================== =========


See accompanying notes to consolidated financial statements

                          KOLLMORGEN CORPORATION AND SUBSIDIARIES
                                 Consolidated Balance Sheets
                                   (Dollars in thousands)
                                           ASSETS
                                                           September 30,
                                                               1995             December 31,
                                                            (unaudited)            1994
                                                ----------       ----------
Current assets:
     Cash and cash equivalents                  $  12,798        $   7,165
     Restricted cash                                    0            8,000
     Accounts receivable (net of reserve of
        $852 in 1995 and $1,064 in 1994)           43,098           38,348
     Recoverable amounts on long-term contracts     9,034            7,380
     Inventories                                   28,124           23,231
     Prepaid expenses                               4,283            4,176
                                                 ---------        ---------
Total current assets                               97,337           88,300
                                                 ---------        ---------
Property, plant and equipment, net                 29,380           30,789
Net assets held for sale                                0            3,000
Goodwill                                            5,774            6,180
Other assets                                        9,788            9,932
                                                 ---------        ---------
                                                $ 142,279        $ 138,201
                                                 =========        =========

                LIABILITIES and SHAREHOLDERS' EQUITY

Current liabilities:
    Notes payable                               $   9,576        $  10,104
    Current portion of long-term debt               3,917            3,220
    Accounts payable                               23,938           18,722
    Accrued liabilities                            30,882           31,177
                                                 ---------        ---------
Total current liabilities                          68,313           63,223
                                                 ---------        ---------
Long-term debt                                     36,900           40,667
Other liabilities                                   1,868            1,899
Redeemable preferred stock                         22,625           22,532
Common shareholders' equity:
    Common stock                                   26,902           26,891
    Additional paid-in capital                     17,971           20,353
    Accumulated deficit                           (21,605)         (26,115)
    Cumulative translation adjustments             (1,127)          (1,371)
    Less common stock in treasury, at cost         (9,568)          (9,878)
                                                 ---------        ---------
Total common shareholders' equity                  12,573            9,880
                                                 ---------        ---------
                                                $ 142,279        $ 138,201
                                                 =========        =========

See accompanying notes to consolidated financial statements.

              KOLLMORGEN CORPORATION AND SUBSIDIARIES
               Consolidated Statements of Cash Flows
                   (Dollars in thousands)
                         (unaudited)
                                                           For the
                                                      Nine Months Ended
                                                         September 30,
                                                      ------------------
                                                   1995         1994
                                                ----------   ----------
Cash flows from operating activities:
Net income from operations                      $   4,511    $   2,181
Adjustments to reconcile net income to
  net cash provided by operating activities:
 Depreciation and amortization                      5,525        5,227
 Other non-cash expenses                               36           11
Changes in assets and liabilities:
 Restricted cash                                    8,000       (1,280)
 Accounts and notes receivable                     (2,991)         603
 Recoverable amounts on long-term contracts        (1,654)      (2,822)
 Inventories                                       (4,252)         707
 Prepaid expenses                                     (94)         (85)
 Accounts payable and accrued liabilities           3,771       (1,288)
 Deferred income taxes and other expenses            (112)         407
 Other                                                 97         (455)
                                                 ---------    ---------
   Net cash provided by (used in) operations       12,838        3,206
                                                 ---------    ---------
Cash flows from investing activities:
 Capital expenditures                              (2,888)      (3,397)
 Proceeds from sale of building                     2,605            0
 Acquisition of assets of Hightech Components
     and certain assets of Sperry Marine                0       (3,749)
                                                 ---------    ---------
   Net cash provided by (used in) investing activities            (283)   (7,146)
                                                 ---------    ---------
Cash flows from financing activities:
 Net borrowings (repayments) under credit lines      (784)         331
 Principal repayment on other notes                  (396)           0
 Common stock issued from treasury                    226           34
 Net principal payments on capital lease obligations    2          (22)
 Retirement of long-term debt                      (3,029)      (3,765)
                                                          Dividends       (2,233)   (2,231)
                                                 ---------    ---------
   Net cash provided by (used in) financing activities          (6,214)   (5,653)
                                                 ---------    ---------
 Effect of exchange rate changes on cash             (708)        (348)
                                                 ---------    ---------
 Net increase (decrease) in cash and cash equivalents            5,634    (9,941)
 Cash and cash equivalents at beginning of period   7,165       17,682
                                                 ---------    ---------
 Cash and cash equivalents at end of period     $  12,798    $   7,741
                                                 =========    =========




Non-cash financing activities:
  Acquisition of assets of Hightech Components and certain
       assets of Sperry Marine:
 Fair value of assets acquired                               $   6,539
 Cash paid                                                       3,749
                                                              ---------
 Notes assumed                                               $   2,790
                                                              =========



See accompanying notes to consolidated financial statements.

                            KOLLMORGEN CORPORATION AND SUBSIDIARIES
                          Notes to Consolidated Financial Statements
                                   September 30, 1995


1. The accompanying unaudited consolidated financial statements include the accounts of Kollmorgen Corporation and all of its majority owned subsidiaries.

2. In the opinion of management, the unaudited consolidated financial statements included herein contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's and its consolidated subsidiaries' financial condition at September 30, 1995, and the results of operations for the three-month and nine-month periods then ended and the cash flows for the nine-month periods ended September 30, 1995, and September 30, 1994. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information. These interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

3. Earnings (loss) per common share is based on net income less the dividends and interest accretion on redeemable preferred stock divided by the average number of common shares outstanding. Fully diluted net income assumes full conversion of all convertible securities into common stock which include the convertible subordinated debentures, redeemable preferred stock, and stock options. The fully diluted calculation does not result in dilution of net income per common share and, accordingly, is not presented (see Exhibit 11).

4. Effective January 1, 1995, the Company began reporting the operating results of its French instruments business in the Electro-Optical Instruments segment. Previously, the business had been part of the Motion Technologies Group. Accordingly, 1994 segment information has been restated to reflect this change.

5. On October 1, 1995, the Company sold its Photo Research Division to a subsidiary of Excel Technology, Inc. for $3.5 million. The results of Photo Research for the nine months ended September 30, 1995, and 1994, are included in the accompanying financial statements. The sale of this Division will have no material impact on the Company's financial position.

6.    Inventories consist of the following:
                                 September 30,    December 31,
                                     1995             1994
                                 -------------    ------------
             Raw materials         $  15,198       $  12,323
             Work in process           8,827           6,888
             Finished goods            4,099           4,020
                                   -----------     -----------
                Total              $  28,124       $  23,231
                                   ===========     ===========

      Management's Discussion and Analysis of Financial Condition
                    and Results of Operations

                     LIQUIDITY AND CAPITAL RESOURCES

     Kollmorgen's cash and cash equivalents increased $5.6 million during the first nine months of 1995. Net income from operations after adding back non-cash charges generated $10 million in cash. Increases in accounts receivable and recoverable amounts on long-term contracts used $4.6 million in cash, and inventory increases used $4.3 million in cash. Other working items, principally accounts payable and accrued liabilities, generated $3.7 million in cash. The elimination of the requirement of the Company to maintain restricted cash balances by the Company's lead bank made available $8 million in cash. Total cash generated from operations was $12.8 million for the nine months ended September 30, 1995.

     Investing activities used $283 thousand in cash. The sale of a vacant facility during the first quarter of 1995 provided $2.6 million and was offset by equipment purchases of $2.9 million.

     Financing activities used $6.2 million in cash during the first nine months of 1995. Repayments under existing credit lines was $784 thousand, and $396 thousand was paid on a note assumed from the purchase of Hightech Components in 1994. Dividend payments on both common and preferred stock accounted for a $2.2 million use of cash. In accordance with the terms of its 10-1/2% Convertible Subordinated Debentures, the Company made a mandatory sinking fund payment of $2 million. The Company also purchased, on the open market, approximately $1.1 million aggregate principal amount of the Company's 8-3/4% Convertible Subordinated Debentures at market prices approximating par value to fulfill the mandatory sinking fund obligations.

     There were no significant capital expenditure commitments at the end of the quarter.

     The Company believes that it can generate sufficient cash from operations and its current borrowing capacity to finance its cash requirements for capital expenditures, sinking fund payments, and working capital requirements for the next twelve months. The Company has no material unhedged assets and liabilities, and does not utilize derivative financial instruments to hedge against foreign currency exposure or for other purposes.

                      RESULTS OF OPERATIONS

     Sales for the third quarter 1995 were $54.7 million, and net income was $1.5 million or $.10 per common share. This compares with third quarter 1994 sales of $46.4 million and net income of $175 thousand or a loss of $.04 per common share. For the nine months ended September 30, 1995, sales were $167 million and net income was $4.5 million or $.29 per common share. Results for the same period of 1994 were sales of $140 million and net income of $2.2 million or $.05 per common share. Earnings per common share are computed after payment of preferred dividends.

     Backlog at September 30, 1995, was $119 million, remaining relatively unchanged from the backlog at December 31, 1994.


                    Segments of Business Information
                        (dollars in thousands)

                                For the              For the
                          Three Months Ended      Nine Months Ended
                             September 30,         September 30,
                          ------------------      -----------------
                           1995     1994      1995     1994
                        ------------------ ------------------
Motion Technologies Group:
   Net sales            $ 32,079 $ 25,814  $ 95,451 $ 74,646
   Operating profit        2,425    1,708     7,002    6,061

Electro-Optical Instruments:
   Net sales            $ 22,589 $ 20,582  $ 71,520 $ 65.687
   Operating profit        1,431      612     4,388    2,615

General Corporate:
   Operating expenses   $ (2,355)$ (2,145) $ (6,879)$ (6,495)

Consolidated:
   Net sales            $ 54,668 $ 46,396  $166,971 $140,333
   Operating profit        1,501      175     4,511    2,181



     In the Motion Technologies Group, third quarter 1995 sales were $32 million, an increase of 24% over the same period a year ago. The increase in sales occurred in both the industrial and commercial (ICP) and the aerospace and defense (ADP) products groups. Sales in the ICP group increased $5 million over the third quarter 1994 primarily due to increased OEM business. Sales in the ADP group increased $1.2 million over the same quarter last year as a result of increased sales in both the domestic and European markets.

     Operating income was $2.4 million for this segment, an increase of 42% over the same period of 1994. The increase in operating income was due to increased volume in industrial and commercial business which was partially offset by lower gross margins on sales of certain OEM contracts.


     Sales for the nine months period of 1995 were $95.5 million with operating income of $7 million as compared to sales of $74.6 million and operating income of $6.1 million for the same period of 1994. The increase in sales of 28% occurred in both the ICP and ADP groups. The increase in operating income of 15% was not proportional to the increase in sales volume due to unfavorable product mix and lower gross margins on OEM business.

     Backlog for this segment at the end of the third quarter of 1995 was $57.0 million, a decrease of $1 million or 1.7% over year-end 1994.

     In the Electro-Optical Instruments segment, sales were $22.6 million for the third quarter of 1995, an increase of 9.8% from the same period a year ago. The increase was primarily attributed to increased sales of new products in the Company's color instrumentation business, sales of calibration equipment by the Company's French instrument business, and increased revenues from the Company's consulting engineering business.

     Operating income for the third quarter of 1995 was $1.4 million versus $612 thousand for the same period a year ago. The increase in sales and a favorable product mix resulted in the increased operating income for the quarter.

     Sales for the nine month period of 1995 were $71.5 million compared to $65.7 million for the same period a year ago. Operating income was $4.4 million compared to $2.6 million for the same period a year ago. The increase in sales and in operating income was primarily a result of the new products introduced during 1994 at the Company's color instrumentation business.

     Backlog for this segment at the end of the third quarter of 1995 was $61 million, an increase of 2% over year-end 1994.

     General corporate expenses includes interest expense, net of interest income, and general corporate administrative expenses. Interest expense, net of income, increased for the nine months ended September 30, 1995, due to higher borrowing by the Company's European subsidiary and lower interest income on invested cash balances.

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


Date:    November 13, 1995