Form 10-K
period 1995-12-31
KOLLMORGEN CORP
filed 1996-03-28
CIK 56583

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                             FORM 10-K

/x/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the fiscal year ended December 31, 1995, or / / Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from ________ to _______.


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

    State the aggregate market value of the voting stock held by non-
affiliates of the registrant.      $103,690,463 as of March 25, 1996.

    Indicate the number of outstanding shares of the registrant's Common
Stock.       9,723,466 shares as of March 25, 1996.

                DOCUMENTS INCORPORATED BY REFERENCE

    Portions of 1996 Definitive Proxy Statement to be filed for the 1996 Annual Meeting of Shareholders are incorporated by reference into Part III.

                              PART I

Item 1. Business.

    (a) General. Kollmorgen Corporation, incorporated in the State of New York in 1916, has operations in two industry segments: the motion technologies group and electro-optical instruments. The term the "Company" as used herein refers to Kollmorgen Corporation and its subsidiaries.

    (b) Financial Information about Industry Segments. A table setting for the amounts of revenue, operating profit or loss and identifiable assets attributable to each of the Company's industry segments in each of its last three fiscal years is contained in Note 19 captioned "Industry Segment Information."

  (c) Narrative Description of Business

  Motion Technologies Group.

  The Company believes that it is one of the major worldwide manufacturers of specialty direct current ("d.c.") permanent magnet motors with associated electronic servo amplifiers and servo feedback components. These products are manufactured in the United States by the Company's Inland Motor, Industrial Drives and PMI Divisions. In addition, the Company manufacturers motion technology products through its French subsidiary, Kollmorgen Artus. The Inland Motor Division designs and manufactures specialty d.c. torque motors, servo motors, tachometer generators, electromechanical actuators and associated high technology drive electronics used worldwide in aerospace, defense, process control, medical, and machine tool applications. The Industrial Drives Division manufactures a line of specialty drive motors and related electronic amplifiers which are used in a variety of industrial applications including industrial automation, process control, machine tools, underwater equipment, and robotics. In addition, this Division sells a line of stepper motors and brushless motors used for office and factory automation, instrumentation, and medical applications. The PMI Division designs, manufactures and distributes a line of low inertia, high speed of response, d.c. motors and associated electronics plus feedback devices used primarily in industrial automation and medical applications. Kollmorgen Artus manufactures and sells generators, special motors, electromechanical actuators and drive electronics, synchros, and resolvers, which are sold worldwide into the avionics and aerospace market.

  Commencing in 1994, the Company's VMG group began designing for manufacture in Bombay, India, high volume, fractional horsepower motors primarily for the computer peripheral and electronics markets. Commencing in 1995, the Company began distributing its industrial motors products into the People's Republic of China through a majority-owned joint venture company, Tianjin Kollmorgen Industrial Drives Corporation, located in Tianjin, PRC.

  In the specialty motor and drive business, competitive advantage is gained by the ability of the Company to design new or adapt existing motors and drive systems to meet relatively stringent packaging and performance requirements of customers, most of whom are original equipment manufacturers purchasing the motors and drives for inclusion in their end product. While meeting these stringent technical specifications, the motors and drives must also be price competitive. The number and identity of the competitors in this segment varies depending upon the particular industry and product application. In recent years, a number of large European and Japanese manufacturers, either directly or through joint ventures with American companies, have been able to compete successfully in the United States machine tool and industrial automation marketplaces, including the market for industrial motors of the type that the Company's Industrial Drives manufactures. In other markets, there are relatively few competitors for each marketplace or application, and generally they are specialized domestic or foreign motor manufacturers.

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

  The backlog of the motion technologies group at the end of 1995 was $56.2 million essentially all of which is expected to be shipped in 1996.

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

  This Division also has been an important supplier of other electro-
optical instruments for various weapon systems.   These instruments often
possess highly advanced servo-driven optical systems and may use lasers, infrared detectors, or low-light level television imaging systems for night vision. During 1994, this operation received awards of approximately $14 million from the Naval Sea Systems Command for optical sights for the DDG-51 Arleigh-Burke Class guided missile destroyers. In addition, this Division received additional orders for spares and production units valued at approximately $10 million in 1995.

  In February, 1995, the Company received a $35 million contract from the Naval Sea Systems Command for the design and production of a photonics mast system which is intended to replace existing optical periscopes. In the second quarter, 1995, the Electro-Optical Division received two additional awards from the United States Navy. The first, a contract initially valued at $1.8 million, for three Type 8 Mod 3 periscopes, has an option valued in excess of $28 million for 42 additional periscopes. The second contract, valued at $6.9 million, for the design and fabrication of a modular mast system for a new class of attack submarines, also has an option for delivery of production units valued in excess of $10 million.

  The Company serves the industrial/commercial marketplace for electro-optical instruments through a wholly-owned subsidiary, Kollmorgen Instruments Corporation, which operates through its Macbeth Division. The Macbeth Division, located in New Windsor, New York, designs, manufactures and sells worldwide specialized instruments and materials used for the measurement of color and light. This Division manufactures and sells a line of spectrophotometers which measure color and are used in the textile, paint, paper, plastics and many other industries where the measurement of color is important. It is also a manufacturer of densitometers, which are instruments that are used to control photographic and printing processes by measuring the opacity or density of materials, such as films, inks, and dyes. In addition, this Division manufactures specialized lighting devices for the inspection and comparison of transparencies and prints in the photographic and printing industries. The Macbeth Division also manufactures standard lighting sources used in evaluating color and produces a line of color standards sold under the U.S. registered trademark "Munsell". The on-line version of the spectrophotometers manufactured by this Division permits the measurement of spectral characteristics on a production line in a broad range of industrial processes without interrupting production flow. This Division has recently entered into several multi-year development and production contracts with large domestic and foreign paint manufacturers to deliver a proprietary multi-angle spectrophotometer for use in matching metal paints for automobile refinishing. Kollmorgen Instruments GmbH, a German subsidiary of Kollmorgen Instruments Corporation, designs and manufactures a product line of on-line spectrophotometers.

  Macbeth's position has been built upon high quality products which provide uniform results and meet specialized needs and standards, upon proprietary software, and upon superior after-sales service. The Company's competition in this field consists of a number of domestic and foreign privately held companies and divisions or subsidiaries of publicly held corporations. Depending upon the product and customers in question, the Company's industrial products are sold through dealers and independent sales representatives, distributors or systems houses and directly through the divisions' own sales forces. In Europe, these products are distributed through Kollmorgen Instruments GmbH, Kollmorgen (U.K.) Limited, the Company's wholly-owned English subsidiary, and through independent representatives and dealers.

  In October, 1995, the Company sold the Photo Research Division of Kollmorgen Instruments Corporation, a manufacturer of photometers and spectroradiometers, for $3.2 million to a subsidiary of Excel Technology, Inc.

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

  Kollmorgen Artus also manufactures and sells calibration equipment for air traffic control navigation aids. In March, 1996, Kollmorgen Artus sold its product line of Sorel fault detection equipment.

  Within this segment, military products represented 43% of sales in 1995, 44% of sales in 1994, and 47% of sales in 1993. The Company's military business is characterized by long-term contracts which require the delivery of products over more than one year and progress payments during the manufacture of the product. Competition is generally limited to divisions of large multinational companies which specialize in military contracting. To date, the Company has been able to compete effectively against these larger companies because of the Company's experience and expertise in the specialized areas which it serves.

  The backlog of the electro-optical instruments segment at the end of 1995 was $53.1 million of which approximately 70% is expected to be shipped in 1996.

  Customer Base.

  Except to the extent that sales to the U.S. government under numerous prime and sub-contracts may be considered as sales to a single customer, the Company's business is not characterized by dependence upon one customer or a few customers, the loss of any of which would have a materially adverse effect on its total business. Typical of all engineered or custom-made component businesses, the Company's motion technologies group is characterized by a customer base founded upon a number of large key accounts, the importance of any one of which can vary from year to year. During 1995, no customer accounted for 10% or more of the Company's consolidated revenues.

  Government Sales.

  In 1995, sales to the U.S. Government or for U.S. Government end-use represented approximately 19% of revenues, of which 15% were generated from the electro-optical instruments segment and 4% was from the motion technologies group.

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

  Research and Development.

  During 1995, the Company spent $13.2 million or approximately 5.8% of its consolidated sales on research activities related to the development of new products. This compares to $10.8 million or 5.7% in 1994, and $9.3 million or 5.0% in 1993. Substantially all of this amount was sponsored by the Company.

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

  Employees.

  The Company is currently a party to two collective bargaining agreements. The Company's Electro-Optical Division is a party to a three-year agreement expiring in August, 1996, with the International Association of Machinists and Aerospace Workers that currently covers 45 employees. In March, 1994, the Macbeth Division of Kollmorgen Instruments Corporation entered into a three-year contract with the International Brotherhood of Electrical Workers, which contract currently covers 28 employees at that Division.

  As of December 31, 1995, the Company employed approximately 1,765 employees. The Company believes that it enjoys satisfactory relations with its employees, including those covered by collective bargaining agreements.

  In February, 1995, the Company received a petition from the International Union, United Automobile, Aerospace & Agricultural Implement Workers of America ("UAW") requesting the representation of a group of approximately 200 production and maintenance employees at the Company's Inland Motor facility located in Radford, Virginia. At the election held in March, 1995, a majority of employees eligible to cast ballots voted against such union representation.

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

                                                Size of        Leased
Industry Segment             Location          Facility       or owned
Motion Technologies Group Blacksburg, VA        5,000 sq.ft.  Leased
                          Commack, NY         100,000 sq.ft.  Leased
                          Radford, VA         261,000 sq.ft.  Owned
                          Avrille, France      94,000 sq.ft.  Owned
                          Besancon, France     11,000 sq.ft.  Owned

Electro-Optical Instruments                   Brattleboro, VT  24,000 sq.ft. Leased
                          Groton, CT           11,500 sq.ft.  Owned
                          New Windsor, NY      83,000 sq.ft.  Owned
                          Northampton, MA      98,000 sq.ft.  Owned

Corporate                 Waltham, MA           6,250 sq.ft.  Leased

The Company maintains approximately 192,000 sq.ft. of excess space resulting from prior business segment dispositions and consolidations of facilities. Currently approximately 65,000 sq.ft of this excess space is being leased or sublet and 127,000 sq.ft. remains unutilized.


Item 3. Legal Proceedings.

    The Company has various legal proceedings arising from the ordinary conduct of its business; however, they are not expected to have a material adverse effect on the consolidated financial position, cash flows, or results of operations of the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

    Not applicable.

Executive Officers of the Company.

    The following is a list of the Company's executive officers, their ages and their positions as of March 15, 1996:


                          Present    Business Experience During
      Name       Age      Office          Past Five Years

Gideon Argov      39     President President and Chief Executive
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

Robert J. Cobuzzi 54      Senior   Senior Vice President (since
                           Vice    February 1993), Treasurer and
                        President, Chief Financial Officer since
                        Treasurer  July 1991.  From April 1989 to
                           and     July 1991, Vice President and
                          Chief    Treasurer of High Voltage
                         Financial Engineering Company.  Prior to
                          Officer  April 1989, Vice President and
                                   Chief Financial Officer of
                                   Ausimont N.V.

James A. Eder     50       Vice    Vice President since January
                        President, 1990; General Counsel since
                        Secretary  December 1991, and Secretary
                           and     since 1983.  Previously he had
                         General   been Assistant Corporate Counsel
                         Counsel   from 1977 to 1982.

Mark E. Petty     40       Vice    Vice President since January 1,
                         President 1996.  President of the
                                   Company's U.S. Motion
                                   Technologies Group since 1994.
                                   Prior to that, he held several
                                   management positions in the
                                   Company since March 1992.
                                   Previously, President of General
                                   Eastern, a Division of High
                                   Voltage Engineering Company.

  All officers are elected annually for one-year terms at the organizational meeting of the Board of Directors held immediately following the annual meeting of shareholders.

                            PART II

Item 5.   Market for the Company's Common Equity and Related Shareholder
      Matters.

  The Company's Common Stock is traded on the New York Stock Exchange. There were approximately 2,100 registered holders of the Company's Common Stock on March 15, 1996. The following table sets forth the high and low sales price for shares of the Company's Common Stock within the last two fiscal years and the dividends paid during each quarterly period.

                            SELECTED QUARTERLY STOCK DATA
                       (in thousands, except per share amounts)
                1 Q 95 2 Q 95       3 Q 95 4 Q 95       1 Q 94 2 Q 94    3 Q 94    4 Q 94
Market price per
  common share:
    High:       6 7/8  8 7/8 11 5/8 11 1/8 9      9 3/4  8 1/8  7 1/2
    Low:        5 3/4  6 1/4  8 1/8  9 1/8 7 1/4  7 3/8  6 7/8  5 1/4
Shares of common
  stock traded:   752    821  1,770    961   839  1,215    440    716
Dividends per
  common share   $.02   $.02   $.02   $.02  $.02   $.02   $.02   $.02
Average outstanding
  common shares and
  common share
  equivalents   9,650  9,658  9,670  9,692 9,637  9,640  9,644  9,647



Item 6.   Selected Financial Data.

  The following table sets forth selected consolidated financial data for the Company for each of the five fiscal years 1991 through 1995. All dollar amounts are in thousands except per share data.

                          SELECTED FINANCIAL DATA
                      1995        1994        1993       1992      1991
Net sales         $ 228,655   $ 191,771   $ 185,538  $ 194,859 $ 200,457
Net income (loss)     7,157       4,051       4,752     (8,725)  (35,938)

Total assets        147,474     138,201     134,008    149,568   154,443
Total debt           49,808      53,991      53,524     56,170    58,339
Redeemable preferred
 stock (See Note 8 to
 Financial Statements)           25,506      22,532     22,407    22,282    22,156

Common share data:
  Number of average
   outstanding shares
   and equivalents 9,667,434   9,641,698   9,632,232  9,627,228 9,628,122
 Net income (loss) * $  .26      $  .18      $  .25     $(1.14)   $(3.97)
 Cash dividends      $  .08      $  .08      $  .08     $  .08    $  .26

* After payment of the 10% premium on the redemption of the Series D Convertible Preferred Stock. See Note 8 to the financial statements.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  This filing contains forward-looking statements which involve risks and uncertainties. The Company s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, product demand and market acceptance risks, the effect of economic conditions, the impact of competitive products and pricing, product development, commercialization and technological difficulties, capacity and supply constraints or difficulties, availability of capital resources, general business and economic conditions, the effect of the Company s accounting policies, and other risks detailed below and in the Company s Securities and Exchange Commission filings.

  In October, 1995 the Company sold its Photo Research business for $3.2 million in cash after expenses relating to the sale, which resulted in a gain of approximately $0.9 million. On January 19, 1996 the Company entered into a term loan with the Company s lead bank which amended its existing loan agreement to include a $25 million five year amortizing term loan for the purpose of the redemption in February, 1996 of the Company s Series D Convertible Preferred Stock (the "Preferred Stock"). The Preferred Stock had a dividend rate of 9.5% versus the 7.45% interest rate of the term loan, and consequently should have a beneficial impact on the Company s earnings per share and cash flow. Additionally, the deductibility of the interest payments will have a favorable impact if the Company s tax benefit carryforwards are fully utilized. In March, 1996 the Company sold a significant portion of its French instrumentation business for 12 million French francs (approximately $2.4 million). This will allow the Company to consolidate all of its motion technology operations at one site, which is expected to lower the fixed costs of the French group. It is not expected that the sale of this business will have a material impact on the Company's results in the first quarter of 1996.

                            Results of Operations

  For the year ended December 31, 1995, the Company had sales of $228.7 million and net income of $7.2 million, equal to $0.26 per common share. These results compare with 1994 sales of $191.8 million and net income of $4.1 million, equal to $0.18 per common share, and 1993 sales of $185.5 million and net income of $4.8 million, equal to $0.25 per common share. Deducted from earnings in the calculation of earnings per share in 1995 was the 10% premium of $2.3 million, or $0.24 per share, required pursuant to the 1990 Preferred Stock purchase agreement, and paid by the Company at the February 1996 redemption of all of the Preferred Stock.

  The Company's sales increase of 19% in 1995 over 1994 is attributable to increased revenue in both of the Company's business segments. Overall the Company s aerospace and defense related revenues increased 21% and non-defense related revenues increased 18%. Domestic sales increased 25% in 1995 over 1994 and sales to customers outside of the United States increased 9% over 1994. The Company s sales increase of 3% in 1994 over 1993 is also attributable to increased revenues in both of the Company s business segments.

  Sales and marketing expenses were $29.4 million or 13% of sales for 1995 as compared to $27.8 million or 14% of sales for 1994 and $24.7 million or 13% of sales for 1993. The increase in spending in 1995 was primarily the result of increased expenses incurred by the Company s Macbeth division relating to the costs of launching several new products, and the expansion of the Company s sales and marketing operations in Europe and the Far East. The increase in sales and marketing expenses in 1994 over 1993 reflects the acquisition in 1994 of Hightech Components, Ltd. in the U.K. and the full year operation of sales offices opened in late 1993. Additionally, the Company s Electro-Optical division incurred $1 million of additional expenses in connection with several bid proposals in 1994, which resulted in an award in 1995 of a $35 million contract for the design and construction of the next generation of periscopes for the U.S. Navy.

  Research and development expenses were $13.2 million or 6% of sales in 1995, $10.8 million or 6% of sales in 1994, and $9.3 million or 5% of sales in 1993. The increased spending was primarily attributable to the support of long term contracts awarded to the Company s French aerospace and defense operation, and the development projects for commercial motion technology products for introduction in 1995, 1996, and 1997. The increase in research and development spending in 1994 over 1993 was primarily attributable to $1 million in spending to expedite the development of products by the Company s French instrument group, which were delivered in 1995.

  Interest expense was $4.7 million, $4.8 million, and $5.1 million, in 1995, 1994, and 1993, respectively. Interest expense remained relatively flat from 1994 to 1995 as the debt the Company incurred in connection with the 1994 acquisition of certain assets of Hightech Components Ltd. and Sperry Marine Inc., and the increased bank debt of the Company s French subsidiary, was offset by the reduction in long term debt as a result of the Company's annual mandatory sinking fund payments on its two convertible subordinated debentures. The decline in interest expense in 1994 over 1993 was also a result of the lower level of long term debt due to these mandatory sinking fund payments.

  The Company recognized tax benefits of approximately $0.8 million for each of the years 1994 and 1993 resulting from resolution of certain prior year tax assessments. The Company s tax rate reflects the utilization of net operating loss and other tax credit carryforwards.

                           Motion Technologies Group

  Sales in the motion technologies group increased to $130.8 million in 1995, up 27% from $103.4 million in 1994. Sales in 1994 were down 4% compared to 1993 sales of $107.2 million. In 1995 this segment increased its domestic revenues by 36% and foreign revenues by 10% over 1994. Sales to the defense market increased 41% over 1994, and sales to the non-defense markets increased 22%. The most significant increase in sales was in the Company s U.S. commercial business where revenues increased 30% over 1994, largely as a result of increased OEM sales. The Company's French subsidiary, Kollmorgen Artus, which sells principally to the aerospace and defense markets, had a 20% increase in sales in 1995 over 1994, which included revenues recognized under significant development and production contracts for two aerospace programs. The sales decline in 1994 versus 1993 reflects an 11% decline in the aerospace and defense group as a result of the of the weak condition in the defense/aerospace market.

  Operating income (excluding corporate expenses) for this segment was $9.8 million and $8.5 million in 1995 and 1994, respectively, and the operating income was $9.7 million in 1993. The increase in operating income in 1995 over 1994 was a result of the increased revenues discussed above, however, operating profit as a percent of sales declined in 1995 to 7.5% from 8.2%. Gross margins for the segment declined to 31% in 1995 from 35% in 1994. This reduction was principally attributable to an increased portion of revenues from OEM business, which has historically been at lower gross margins than the Company s other business. Manufacturing cost reductions and unit price increases should improve the gross margins on ongoing OEM contracts which are expected to provide significant revenues in 1996. It is expected that the segment should be able to improve gross margins in 1996 as compared to 1995. The preceding forward-looking statements are subject to significant risks and uncertainties, which may cause the Company s actual experience to differ from its expectations. These risks and uncertainties include, among other things, the possibility that the mix of products sold will be less favorable than either expectations or that experienced in 1995, unexpected increases in cost of goods sold, increased competition, pricing pressures, and lower than expected sales.

  The motion technologies group s research and development spending remained at 5% of sales in both 1995 and 1994, but the total dollar spending increased 39% to support the development of products introduced in 1995 and expected to be introduced in 1996 and 1997, and two aerospace programs at the Company s French subsidiary. Sales and marketing expenses increased 9% in 1995 to support the higher level of sales. Sales and marketing expenses were 12% of sales in 1995 and 14% in 1994.

  The segment s operating income for 1994 declined from 1993 as a result of the decline in revenues in the aerospace and defense business, increased spending on research and development, and the costs associated with the expansion of the segment s sales and marketing force, both domestically and internationally.

  New orders for this segment were up 14% in 1995 over 1994, with the Industrial and Commercial Products and Aerospace and Defense Products groups both having an increase of 14% over 1994. Backlog for this segment was $56.2 and $60.3 million at December 31, 1995 and 1994, respectively. The Company believes the decrease is primarily due to shorter leadtime requirements of the segment s customers, particularly in the non-defense markets. In 1994, new orders were up 7% over 1993, and backlog increased 23%. The increases reflected the increased sales and marketing efforts and the acquisition of Hightech Components Ltd.

  Capital expenditures in 1995, 1994, and 1993 for this segment were $2.7 million, $3.0 million and $3.0 million, respectively, principally for replacement of existing equipment and investments in new equipment to improve manufacturing efficiency.

                           Electro-Optical Instruments

  Sales in the electro-optical instruments segment increased to $97.8 million, up 11% from $88.4 million in 1994. Sales in 1994 increased by 13% over 1993 sales of $78.4 million. The increase in 1995 over 1994 was due in large part to increased sales of new color instrumentation products at the Company s Macbeth division. The Electro-Optical division also realized an increase in revenues over 1994 under percentage of completion accounting on long-term military contracts. The sales increased in this segment despite the absence of fourth quarter sales for the Company s Photo Research division which was sold in early October, 1995. Excluding the sales of Photo Research for both 1995 and 1994, revenues increased 14%. In 1994 the sales increase over 1993 was primarily attributable to increased revenues by the Company s Electro-Optical division.

  Operating income (excluding corporate expenses) for this segment was $6.4 million in 1995, an increase of 93% over 1994 operating income of $3.3 million which was unchanged from 1993 operating income of $3.3 million. Included in the 1995 results for the segment is the gain on the sale of Photo Research. Excluding this gain, operating income would have been $5.5 million, an increase of 65% over 1994. The increase in 1995 over 1994 is primarily a result of increased sales volume at the Company's Electro-Optical division. Operating income in the commercial light and instrumentation business also improved due to the increased sales volume for newly introduced products. The Company s consulting engineering business, Proto-Power, also showed significant growth in both revenues and operating income. The results of the Company s French instrumentation business were negatively affected by charges of approximately $1.2 million associated with the planned downsizing of that operation which took place in the fourth quarter of 1995 and early 1996.

  Gross margin for this segment improved slightly in 1995 over 1994, increasing to 37% from 36%. Margin improvements at the segment s Electro-Optical division were somewhat offset by a small decline at the segment s Macbeth division, reflecting the lower gross margins on OEM products introduced in late 1994.

  Research and development spending increased 8% in 1995 versus 1994, and remained at 7% of sales. Sales and marketing expenses increased 3% in 1995 over 1994, but declined as a percentage of sales to 14% from 15% in 1994.

  Operating income in 1994 of $3.3 million was unchanged from 1993. The contribution on increased sales by the Company s Electro-Optical division was offset by lower sales and increased spending by the Company s French instrumentation business.

  Backlog for this segment was $53.1 million, $58.3 million, and $61.6 million at December 31, 1995, 1994, and 1993, respectively. The decrease in 1995 was caused in large part by the shipments at the Company s French instrumentation business booked in 1994 and not replaced. Additionally, in both 1995 and 1994 the recognition of revenues on long term contracts under percentage of completion accounting by the Electro-Optical division reduced the segment's backlog.

  Capital expenditures in 1995, 1994, and 1993 for this segment were $1.1 million, $1.7 million, and $2.5 million, respectively, primarily for replacement of existing equipment and investment in new equipment to improve the efficiency of product manufacturing.

                        Liquidity and Capital Resources

  The Company's consolidated cash position increased by $10.6 million during 1995. Cash provided from operations was $19.0 million, while $0.4 million was used for investing activities and $7.6 million was used for financing activities.

  Included in the cash provided from operations is the elimination of the requirement by the Company s lead bank, to maintain restricted cash balances in support of its standby letter of credit facility, which made available $6 million of cash to the Company. Additionally, the Company had a $2 million letter of credit at another bank which guaranteed an obligation for a former business sold by the Company in 1987. The Company was required to pay the $2 million in 1995 to satisfy its obligation, which was previously reserved and, therefore, had no impact on the Company's results of operations. The Company has no further obligation with respect to this transaction.

  At December 31, 1995, the Company was contingently liable for $8.9 million for outstanding standby letters of credit issued principally to secure advance payments received from foreign customers on long-term military contracts.

  Accounts receivable growth used $2.2 million of cash, reflecting increased revenue of 20% in the fourth quarter of 1995 compared to the same period in 1994. Inventories used $3.9 million of cash reflecting the higher revenue levels as compared to 1994. Recoverable amounts on long-term contracts increased by $4.7 million reflecting the increased revenue recognized on long term military contracts under the percentage completion method for which billing milestones have not yet been reached. Accounts payable and accrued liabilities generated $8.3 million in cash excluding the use of cash to fund the $2 million payment required by the standby letter of credit discussed above. This increase in liabilities was to support the increased volume of the businesses as compared to a year ago.

  The Company's investing activities in 1995 included expenditures of $3.9 million for property, plant and equipment primarily for replacement of existing equipment and investment in new equipment to improve manufacturing efficiency. In early 1995 the Company sold a vacant building, receiving $2.4 million in cash after expenses, which was used to repay a mortgage of $2.0 million. The Company sold the assets of its Photo Research business in October 1995 receiving $3.2 million in cash after deducting expenses connected with the transaction. The Company invested $1.0 million in a joint venture in India to manufacture high volume low cost fractional horsepower motors. Additionally, the Company made an equity investment of $0.6 million in Servotronix Ltd., an Israeli company which is involved in the joint development of high performance digital drives and controls with the Company s motion technologies group. In 1996 the Company will make an additional investment of at least $1.4 million in Servotronix.

  The Company's financing activities used $7.6 million of cash during the year. Dividends, both common and preferred, accounted for $3.0 million. The Company also made mandatory sinking fund payments on its two convertible subordinated debentures totalling $3.1 million. The Company is required, under the terms of the convertible subordinated debenture agreements, to make certain mandatory sinking fund payments each year through the year 2009. The Company paid $0.9 million against notes the Company issued in connection with the 1994 acquisition of the submarine periscope assets of Sperry Marine Inc. and the assets of Hightech Components Ltd. At the Company's French facility, $1.2 million was borrowed against existing credit lines.

  On February 19, 1996 the Company redeemed all of the outstanding shares of its Preferred Stock at 110% of liquidation value plus accrued and unpaid dividends. The redemption payment of $25.8 million was financed by $25 million in debt and $0.8 million in working capital. As a requirement of the $25 million term loan provided under the Company s Amended and Restated Credit Agreement among the Company, its primary bank, and certain other financial institutions, the Company entered into a rate protection agreement with its primary bank. The rate protection agreement is a $25 million five year amortizing interest rate swap which effectively converts a floating rate debt to a 7.45% fixed rate of interest. The Company has no exposure to fluctuations in interest rates during the term of the loan, unless the Company were to prepay the loan and interest rates declined. Repayments under the term loan commence in 1996 with payments due of $2.3 million. The credit agreement has a combined limit of $45 million divided between the term loan and a revolving credit facility of up to $20 million with a $12.5 million sublimit on letters of credit.

  Capital spending for 1996 is expected to be at significantly higher levels in 1996 principally due to the investment by the Company in new information systems to better allow the Company to manage and grow its business. The Company expects to obtain lease or debt financing for much of its capital requirements for 1996. The Company s need, cost of, and access to funds are dependent on future operating results, as well as conditions external to the Company. The Company continues to focus on working capital reductions and effective cash management in order to maximize the amount of available cash. The Company believes that with the cash generated from operations and with its current borrowing capacity it will be able to finance its 1996 capital expenditures, sinking fund payments, and working capital requirements.

  The preceding forward-looking statements are subject to significant risks and uncertainties, which may cause the Company s actual experience to differ from its expectations. These risks and uncertainties include, among other things, the possibility that the Company s capital needs will be greater than expected, due to, for example, lower than expected revenues, operating losses, increased working capital needs, unanticipated capital expenditure requirements and acquisitions, and the possibility that external borrowings, financing arrangements, or other capital sources will not be available as anticipated or will not be available on terms that are favorable to the Company.

  General corporate expenses included interest expense, investment income, and general and administrative expenses.

Item 8.   Financial Statements and Supplementary Data.

  The information required by this Item 8 is included in Item 14(a) of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

  None.

                           PART III

Item 10.  Directors and Executive Officers of the Company.

  The information required by this Item 10 of Form 10-K relating to directors who are nominees, and to directors continuing in office after the Company's Annual Meeting of Shareholders to be held on May 8, 1996, is contained in the definitive proxy statement to be filed with the Securities and Exchange Commission (the "Commission") on or before April 5, 1996, under the headings "Nominees", and "Continuing Directors", and such information is incorporated herein by reference in response to this item.

  The information required by this Item 10 of Form 10-K with respect to executive officers is set forth in Part I of this Form 10-K under the heading "Executive Officers of the Company".

Item 11.  Executive Compensation.

  The information required by this Item 11 of Form 10-K is contained in the Company's definitive proxy statement to be filed with the Commission on or before April 5, 1996, under the heading "Executive Compensation" and such information is incorporated herein by reference in response to this item.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

  The information required by this Item 12 of Form 10-K is contained in the definitive proxy statement to be filed with the Commission on or before April 5, 1996, under the headings "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" and such information is incorporated herein by reference in response to this item.

Item 13.  Certain Relationships and Related Transactions.

  The information required by this Item 13 of Form 10-K is contained in the Company's definitive proxy statement to be filed with the Commission on or before April 5, 1996, under the heading "Certain Relationships and Related Transactions" and such information is incorporated herein by reference in response to this item.

                           PART IV

Item 14.  Exhibits, Financial Statements, Schedules, and Reports on Form 8-K.

  (a) The following documents are filed as part of this report:

      (1) Financial Statements. See Index to Financial Statements on page 20.

      (2)     Exhibits.  See Exhibit Index on page 47.

  (b) Reports on Form 8-K. On February 26, 1996, the Company filed a current report on Form 8-K announcing the redemption of its entire issue of Series D Convertible Preferred Stock.

                           SIGNATURES


  Pursuant to the requirements of Section 13 of the Securities Exchange
Act of 1934, Kollmorgen Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               KOLLMORGEN CORPORATION


                                  /s/  Robert J. Cobuzzi
                               Robert J. Cobuzzi
                               Its: Senior Vice President, Treasurer
                                   and Chief Financial Officer
                               March __, 19965

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


  /s/  Gideon Argov
Gideon Argov                           March __, 1996
President and
Chief Executive Officer/Director


  /s/  Robert J. Cobuzzi
Robert J. Cobuzzi                      March __, 1996
Senior Vice President, Treasurer and
Chief Financial Officer


  /s/
Keith D. Jones                             March __, 1996
Chief Accounting Officer


  /s/  James A. Eder
James A. Eder                          March __, 1996
Vice President and Secretary and
Attorney-in-Fact For:

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

                                                        Page(s) in
                                                         Form 10-K
                                                        -----------

  Report of Independent Accountants                       21

  Consolidated Balance Sheets as of
      December 31, 1995 and 1994                         22-23

  Consolidated Statements of Operations
      for the years ended December 31,
      1995, 1994 and 1993                                24

  Consolidated Statements of Shareholders'
      Equity for the years ended
      December 31, 1995, 1994 and 1993                   25-26

  Consolidated Statements of Cash Flows
      for the years ended December 31, 1995,
      1994 and 1993                                      27-28

  Notes to Consolidated Financial Statements              29-46

              REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders
Kollmorgen Corporation:

  We have audited the accompanying consolidated balance sheets of Kollmorgen Corporation as of December 31, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kollmorgen Corporation as of December 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.



                                         /s/ Coopers & Lybrand L.L.P.


Boston, Massachusetts
January 31, 1996, except as to the information presented in Note 8 relating to the Series D
Convertible Preferred Stock redemption for which the date is February 19, 1996.


KOLLMORGEN CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 1995 and 1994
(Dollars in thousands)

ASSETS                                    1995          1994
------                                  --------      --------
Current assets:
   Cash and cash equivalents (Note 1) $  17,789     $   7,165
   Restricted cash (Note 2)                  -          8,000
   Accounts receivable (net of reserve
     of $697 in 1995 and $1,064 in 1994) 40,831        38,348
   Recoverable amounts on long-term contracts          12,116     7,380
   Inventories (Note 3)                  26,210        23,231
   Prepaid expenses                       1,557         1,303
                                       ---------     ---------

Total current assets                     98,503        85,427
                                       ---------     ---------

Property, plant and equipment, net (Note 4)            28,803    30,789

Net assets held for sale (Note 13)           -          3,000

Goodwill (net of accumulated amortization
  of $1,037 in 1995 and $420 in 1994)     5,631         6,180

Other assets                             14,537        12,805
                                       ---------     ---------
                                      $ 147,474     $ 138,201
                                       =========     =========

The accompanying notes are an integral part of these consolidated financial statements.


LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
                                       1995          1994
                                    ---------     ---------
Current liabilities:
   Notes payable (Note 6)          $   9,019     $  10,104
   Current portion of long-term debt (Note 7)        3,901     3,220
   Redeemable preferred stock (Note 8) 2,756            -
   Accrued compensation and payroll taxes            8,328     5,000
   Accounts payable                   24,969        18,722
   Accrued liabilities                22,065        23,356
                                    ---------     ---------
Total current liabilities             71,038        60,402
                                    ---------     ---------

Long-term debt (Note 7)               36,888        40,667

Other liabilities                      5,501         4,720

Commitments and contingencies (Note 15)   -             -

Redeemable preferred stock (Note 8)
      Series D, par value $1.00 and
      liquidation value $1,000 per share
      --authorized, issued and outstanding
        shares, 23,187.5              22,750        22,532

Shareholders' equity (Notes 9 and 10):
   Common stock, par value $2.50 per share
      -- authorized 25,000,000 shares
      -- outstanding 10,762,024 shares in
           1995 and 10,756,513 in 199426,904        26,891
   Additional paid-in capital         14,343        20,353
   Accumulated deficit               (18,958)      (26,115)
   Cumulative translation adjustments (1,454)       (1,371)
   Less common stock in treasury, at cost
      -- 1,068,558 shares in 1995 and
         1,106,608 shares in 1994     (9,538)       (9,878)
                                    ---------     ---------

Total shareholders' equity            11,297         9,880
                                    ---------     ---------

                                   $ 147,474     $ 138,201
                                    =========     =========

The accompanying notes are an integral part of these consolidated financial statements.


KOLLMORGEN CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the Years Ended December 31, 1995, 1994, and 1993
(Dollars in thousands, except per share amounts)

                                      1995        1994       1993
                                    --------    --------   --------

Net sales                          $228,655    $191,771   $185,538
Cost of sales                       152,614     124,627    121,286
                                    --------    --------   --------
Gross profit                         76,041      67,144     64,252
                                    --------    --------   --------
Selling and marketing expense        29,412      27,753     24,708
General and administrative expense   22,435      21,491     21,973
Research and development expense     13,178      10,843      9,338
                                    --------    --------   --------
Income before interest and taxes     11,016       7,057       8,233
                                    --------    --------   --------
Other (income) expense:
    Interest expense, net             4,007       3,679      4,149
    Other, net                        (148)         142        180
                                    --------    --------   --------
Income before income taxes            7,157       3,236       3,904

Income tax benefit (Note 11)              0        (815)      (848)
                                    --------    --------   --------
Net income                         $  7,157    $  4,051   $  4,752
                                    ========    ========   ========

Net income available to
     common shareholders           $  2,509    $  1,727   $  2,428
                                    ========    ========   ========

Earnings per common share            $  .26      $  .18     $  .25
                                     ======      ======     ======
Weighted average common shares
     outstanding                      9,667       9,642      9,634
                                     =======     =======    =======


The accompanying notes are an integral part of these consolidated financial statements.

KOLLMORGEN CORPORATION AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity
December 31, 1995, 1994 and 1993 (dollars in thousands)
                             Common Stock    Add'l  Accum-    Cumulative   Treasury Stock       Total
                            --------------  Paid-in  ulated   Translation  --------------     -------------
                           Shares    Amount  Capital Deficit   Adjustment  Shares    Amount    Shares    Amount
                           ---------- ------- ------- --------  ---------- --------- -------- --------   ------
Balance, Dec. 31, 1992     10,744,542 $26,861 $26,521 $(34,918) $  (443)  1,114,408  $(9,947) 9,630,134  $ 8,074
Net income                                               4,752                                             4,752
Common stock issuances          5,488      14      24                                              5,488      38
Dividends paid on common
  and preferred stock                          (2,973)                                                    (2,973)
Accretion of preferred
  stock discount                                 (125)                                                      (125)
Translation adjustments                                          (2,181)                                  (2,181)
                           ---------- -------  -------- -------- --------  ----------  -------- --------- -------
Balance, Dec. 31, 1993     10,750,030  26,875   23,447  (30,166) (2,624)   1,114,408   (9,947)  9,635,622  7,585
Net income                                                4,051                                             4,051
Common stock issuances          6,483      16       30                                               6,483     46
Dividends paid on common
  and preferred stock                           (2,975)                                                    (2,975)
Common stock issued
  from treasury                                    (24)                        7,800        69       7,800     45
Accretion of preferred
  stock discount                                  (125)                                                      (125)
Translation adjustments                                           1,253                                     1,253
                           ---------- -------  -------- --------  -------- --------- --------  ---------  --------
Balance, Dec. 31, 1994     10,756,513  26,891   20,353  (26,115)   (1,371) 1,106,608  (9,878)  9,649,905     9,880
Net income                                                7,157                                              7,157
Dividends paid on common
  and preferred stock                           (2,978)                                                     (2,978)
Common stock issuances        5,511        13      35                                                5,511      48
Common stock issued from
  treasury                                        (97)                         38,050      340      38,050     243
Accretion of preferred
  stock discount                                 (652)                                                        (652)
Translation adjustments                                               (83)                                     (83)
Preferred stock redemption
  premium                                      (2,318)                                                      (2,318)
                          ----------  -------  -------- --------  --------  ---------   -------  ---------  --------


                             Common Stock    Add'l  Accum-    Cumulative   Treasury Stock        Total
                            --------------  Paid-in  ulated   Translation  --------------    -------------
                          Shares    Amount  Capital Deficit   Adjustment    Shares  Amount   Shares   Amount
                         ---------- ------- ------- --------  ----------   -------  -------  --------- --------
Balance, Dec. 31, 1995   10,762,024 $26,904 $14,343 $(18,958) $(1,454)    1,068,558 $(9,538) 9,693,466 $11,297
                         ========== ======= ======= ========= ========    ========= =======  ========= =======


The accompanying notes are an integral part of these consolidated financial statements.


KOLLMORGEN CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended December 31, 1995, 1994, and 1993
(Dollars in thousands)

                                               1995       1994        1993
                                             --------   --------    --------
Cash flows from operating activities:
Income from operations                      $  7,157   $  4,051    $  4,752
Adjustments to reconcile income (loss) to net cash
     provided by operating activities:
  Depreciation                                 5,751      5,897       5,989
  Amortization                                 1,848        781         755
(Gain) on sale of assets                        (293)        -           -
Other non-cash expenses                           48         46          38

Changes in operating assets and liabilities (net of
     effects from acquisitions):
  Restricted cash                              8,000     (1,280)       (962)
  Accounts and notes receivable               (2,194)    (3,154)      2,105
  Recoverable amounts on long-term contracts  (4,736)    (1,546)      6,209
  Inventories                                 (3,892)       512       1,264
  Prepaid expenses                              (248)      (501)     (1,145)
  Accounts payable and accrued liabilities     6,264     (1,329)     (8,452)
  Deferred income taxes and other expenses       747        249          25
  Other                                          304        465         290
                                             --------   --------    --------
Net cash provided by operations               18,756      4,191      10,868
                                             --------   --------    --------
Cash flows from investing activities:
  Capital expenditures                        (3,852)    (4,837)     (5,470)
  Purchase of property held for sale                                 (4,263)
  Proceeds from sale of assets (net of related expenses)  5,619          -    -
  Equity investments                          (1,718)        -           -
  Long term notes receivable (net of repayments)(425)        -           -
  Acquisition of Hightech Components and
     certain assets of Sperry Marine              -      (3,749)         -
                                             --------   --------    --------
Net cash provided by (used in) investing activities        (376)     (8,586)(9,733)
                                             --------   --------    --------



The accompanying notes are an integral part of these consolidated financial statements.




                                               1995       1994        1993
                                             --------   --------    --------
Cash flows from financing activities:
  Net borrowings (repayments) under credit lines(803)     1,351      (1,322)
  Principal repayment on other notes            (896)        -           -
  Common stock issued from treasury              243         45          -
  Principal payments under capital lease obligations        (42)        (33)  -
  Retirement of long-term debt                (3,075)    (4,499)     (2,656)
  Dividends paid on common and preferred stock(2,978)    (2,975)     (2,973)
                                             --------   --------    --------
Net cash provided by (used in) investing activities      (7,551)     (6,111)(6,951)
Effect of exchange rate changes on cash         (205)       (11)         35
                                             --------   --------    --------
Net increase (decrease) in cash and equivalents          10,624     (10,517)(5,781)
Cash and cash equivalents at beginning of year 7,165     17,682      23,463
                                             --------   --------    --------
Cash and cash equivalents at end of year    $ 17,789   $  7,165    $ 17,682
                                             ========   ========    ========

Supplemental cash flow information
  Cash paid during the period for:
    Interest                                   4,704      4,809       5,130
    Income taxes (net of refunds)               (321)       101        (646)

  Non-cash financing activities:
    Mortgage assumed                              -          -        1,987


   Acquisition of Hightech Components and
      assets of Sperry Marine:
        Fair value of assets acquired             -       6,539          -
        Cash paid                                 -       3,749          -
                                                        --------
      Notes assumed                                       2,790
                                                        ========




The accompanying notes are an integral part of these consolidated financial statements.


KOLLMORGEN CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 1995, 1994, and 1993
(Dollars in thousands, except per share amounts)
_________________________________________________________________

Note 1.   Summary of significant accounting policies

  A summary of the significant accounting policies followed by Kollmorgen Corporation is presented below. Certain reclassifications have been made to the prior years' financial statements to conform to 1995 classifications. For purposes of the Notes to Consolidated Financial Statements, the term the "Company" refers to Kollmorgen Corporation and its subsidiaries.

  Principles of Consolidation   The consolidated financial statements
include the accounts of the Company and all of its majority-owned subsidiaries.

  Use of Estimates The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

  Cash and Cash Equivalents   Cash equivalents are stated at cost that
approximates fair value. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

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

  At each balance sheet date, management evaluates whether there has been a permanent impairment in the value of goodwill or intangible assets by assessing the carrying value of the asset against the anticipated future cash flows from related operating activities. Factors which management considers in performing this assessment include current operating results, trends and prospects, and, in addition, demand, competition, and other economic factors.

  Foreign Currency Translation   The functional currency for the majority
of the Company s foreign operations is the applicable local currency. The translation from the applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using the exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains or losses resulting from such translation are included in stockholders equity. Gains or losses resulting from foreign currency transactions are included in other income.

  Sales   Sales, other than revenues from major long-term contracts, are recorded as products are shipped. Major programs that are performed under long-term contracts are accounted for using the percentage-of-completion method. Revenues recognized under this method were $37.7 million, $34.4 million, and $24.5 million in 1995, 1994, and 1993, respectively. In most cases the contracts also provide for progress billings over the life of the program.

  Earnings Per Common Share   Earnings per common share is based on net
income less the dividends, interest accretion and the premium paid (see Note
8) on redeemable preferred stock divided by the weighted average number of common shares outstanding. Fully diluted net income assumes full conversion of all convertible securities into common stock which include the convertible subordinated debentures and redeemable preferred stock. The fully diluted calculation does not result in significant dilution of net income per common share and, accordingly, is not presented.

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

  The Company has elected the delayed recognition method in which the cost for employees hired prior to January 1, 1992, is being amortized over 20 years. The Company paid approximately $0.8 million in 1995 for post-retirement benefits to current retirees.

  Fair Value of Financial Instruments The method and assumptions used to estimate the fair value of each class of financial instrument for which it is practicable to estimate a value are as follows:

  Long-Term Debt: The fair value of the Company s long-term debt is estimated based on its quoted market prices.

  Standby Letters of Credit: The fair values of letters of credit are based on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.

  New Accounting Pronouncement In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123,
 Accounting for Stock-Based Compensation (SFAS 123), which is effective for transactions entered into in fiscal years that begin after December 15, 1995. SFAS 123 established a fair value based method of accounting for stock-based compensation plans. The Company will adopt the disclosure method in 1996. The Company has not determined its effect on a proforma basis to 1995 net income and earnings per share of applying fair value accounting rules to grants of stock-based awards in 1995.

Note 2.  Restricted cash

  The Company has no restricted cash balances at December 31, 1995. In 1995 the Company s lead bank eliminated the requirement for the Company to maintain restricted cash balances in support of an irrevocable standby and documentary letter of credit facility. Additionally, in 1995 the Company paid $2 million under a guarantee secured by a letter of credit at another bank and which was supported by a $2 million restricted cash balance.

  The restricted cash balance of $8 million in 1994 served as collateral for both an irrevocable standby and documentary letter of credit facility at the Company's lead bank and to secure a specific letter of credit at another bank.

Note 3.   Inventories

  Inventories at December 31 consist of the following:

                                        1995        1994
                                     ---------   ---------
        Raw materials               $  15,110   $  12,323
        Work in process                 7,653       6,888
        Finished goods                  3,447       4,020
                                     ---------   ---------
                                    $  26,210   $  23,231
                                     =========   =========

Note 4. Property, Plant and Equipment

    Property, plant and equipment at December 31 consists of the following:

                                        1995        1994
                                     ---------   ---------
        Land                         $  2,086   $   1,877
        Leasehold improvements            792         889
        Buildings                      35,652      35,162
        Machinery and equipment        74,385      74,146
        Capital leases                    581       450
                                     ---------   ---------
                                      113,496     112,524
        Less accumulated depreciation
            and amortization           84,693      81,735
                                     ---------   ---------
                                     $ 28,803   $  30,789
                                     =========   =========

Note 5. Financial Instruments

    The Company has not used derivatives to hedge its exposure to market risks from changes in foreign exchange rates and interest rates. In 1996, however, as part of its borrowing facility with its lead bank (see Note 6) the Company entered into a $25 million five year amortizing interest rate swap which effectively converts a floating rate debt to a fixed rate of interest of 7.45%. The Company has no exposure to fluctuations in interest rates during the term of the loan, unless the Company were to prepay the loan and interest rates declined.

    The Company s principal foreign operations are in countries in which the currency historically has been fairly stable. Management believes that any fluctuations in currency rates within these countries will not have a material adverse effect on the Company s financial condition, cash flows, or results of operations.

Note 6. Lines of credit and notes payable

    Notes payable consist of the following at December 31:

                                   1995         1994
                                 --------         --------
                Foreign          $ 7,103      $ 6,152
                Domestic           1,916            3,952
                                 --------         --------
                                 $ 9,019          $10,104
                                 ========         ========

    On January 19, 1996, the Company amended its borrowing facility with its lead bank to provide for (i) a five year $20 million revolving credit facility (with a $12.5 million sublimit on letters of credit), and (ii) a $25 million amortizing five year term loan. The term loan was for the sole purpose of redeeming the Series D Convertible Preferred Stock as discussed in
Note 8. The term loan bears interest at 7.45% and is repaid in mandatory installments of $2.25 million, $3 million, $5.25 million, $6 million, $6.75 million, and $1.75 million in the years 1996, 1997, 1998, 1999, 2000, and
2001 respectively. The borrowing facility is secured by substantially all of the tangible and intangible assets of the Company (excluding real property). The facility contains certain financial covenants that the Company must comply with including limits on capital spending, minimum cash flow requirements, minimum tangible net worth, current ratio, and other ratios relating to the amount of total debt that the Company may have as compared to the Company s net worth and earnings. The requirements to be met change during the term of the loan.

    At December 31, 1995, the Company s agreement with its lead bank provided for a one-year $17.5 million domestic revolving credit and standby letter of credit facility, and a 21 million French franc revolving credit facility (approximately $4 million) for the Company s French operation. At December 31, 1995, the Company had $8.9 million of standby and documentary letters of credit outstanding at this bank, approximately $3.6 million (17.6 million francs) under the French facility, and no amounts were outstanding under the domestic revolving credit facility. The agreement also required the Company to maintain, among other things, certain financial ratios, and contained other affirmative and negative covenants. The Company was in compliance with all covenants at December 31, 1995.

    The Company's French subsidiary, Kollmorgen Artus, maintains working capital lines of credit with three French banks other than the Company s lead bank discussed above. At December 31, 1995 the Company had approximately $3.1 million outstanding and $0.7 million of availability under these lines of credit.

Note 7. Long-term debt

    Long-term debt consists of the following:

                                       1995             1994
                                     --------         --------
8 3/4% Convertible subordinated
  debentures due 2009               $ 36,340         $ 37,438
10 1/2% Convertible subordinated
  debentures due 1997                  4,000            6,000
Term loans, 10.5% due through 1997        28               41
Capital lease obligations                421              408
                                     --------         --------
                                      40,789           43,887
Less current maturities                3,901            3,220
                                     --------         --------
                                    $ 36,888         $ 40,667
                                     ========         ========

  The 8 3/4% Convertible Subordinated Debentures are convertible at any time prior to maturity, unless previously redeemed, into 1,057,933 shares of common stock of the Company at a conversion price of $34.35 per share, subject to adjustment in certain events. The Company is required to make annual sinking fund payments sufficient to retire $1.75 million principal amount of debentures which commenced on May 1, 1994, and each year thereafter including May 1, 2009. As part of the mandatory sinking fund payments, the Company purchased, on the open market, $951 thousand aggregate principal amount of bonds at a market price below par value which resulted in an immaterial gain. At December 31, 1995 the market price of these debentures approximated carrying value.

  The 10-1/2% Convertible Subordinated Debentures, issued in a private placement, are convertible into 160,000 shares of the Company's common stock at a price of $25 per share at any time prior to maturity, unless previously redeemed. The debentures are subject to mandatory sinking fund payments which commenced on August 1, 1993, and each year thereafter including
August 1, 1997, in the amount of $2 million of principal reduction.

  The Company incurred $4.7 million, $4.8 million, and $5.1 million of interest expense on debt in 1995, 1994, and 1993, respectively.

  Long-term debt at December 31, 1995, matures as follows:

              Date             Maturities
              ----             ----------
              1996             $  3,901
              1997                3,913
              1998                1,843
              1999                1,792
              2000                1,750
              Thereafter     27,590
                           --------
                           $ 40,789
                           ========

Note 8.  Preferred Stock

    The Company's Restated Certificate of Incorporation provides that the Corporation is authorized to issue 500,000 shares of preferred stock, $1.00 par value, in series. At December 31, 1995, there were 23,187.5 shares of preferred stock issued and outstanding.

    In March, 1990, the Company sold 23,187.5 shares of a new issue of Series D convertible preferred stock (the "Preferred Stock") for $1,000 per share, or an aggregate of approximately $23.2 million, to a group of investors led by Tinicum Enterprises, Inc. The Preferred Stock had a cumulative dividend rate of 9.5 percent per year and was convertible into an aggregate of 1,717,591 shares of Kollmorgen common stock, subject to antidilution provisions.

    On February 19, 1996, the Company redeemed all of the Preferred Stock. The redemption price included a 10% premium of $2.3 million plus unpaid dividends through the date of redemption. At December 31, 1995, there were no unpaid dividends, and the Preferred Stock is shown at its liquidation value plus the 10% premium or $25.5 million. The Company borrowed $25 million to finance the redemption (see Note 6), and such note requires repayments in 1996 of $2.3 million, this amount together with the amount of the redemption to be funded from working capital, or a total of $2.8 million, is classified as a current liability on the accompanying balance sheet.

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

    Common stock reserved for issuance at December 31, 1995 and 1994, were as follows: conversion of debentures and redeemable preferred stock -- 2,935,524 and 3,066,470, respectively; and stock options and other awards -- 1,122,441 and 1,173,991, respectively.

    As a result of the Company's losses in previous years, there was not a sufficient amount of retained earnings from which to pay dividends and, accordingly, dividends paid on common and preferred stock were charged to "Additional Paid-in Capital."

Note 10.   Stock option and purchase plans

    The Company maintains two employee stock option plans under which grants have been made to officers and key employees. Options are generally first exercisable after one year but before ten years from date of grant.

    A summary of changes during 1995, 1994, and 1993 in shares of common stock authorized for grant to officers and key employees under the stock option plans are as follows:

                                         Number of Shares
                               1995       1994       1993
                           ---------- ---------- ----------
Shares under option at January 1        879,700    872,820   892,337
Options granted              209,000    132,000    185,000
Options exercised            (38,050)    (6,800)        -
Options canceled             (89,700)  (118,320)  (204,517)
                           ---------- ---------- ----------
Shares under option at December 31      960,950    879,700   872,820
                           ========== ========== ==========
Options exercisable at December 31      443,850    369,600   300,220

Price per share of options granted     $ 7.38 to  $ 5.63 to $ 6.00 to
                             $ 9.75     $ 8.88     $ 7.75

  Option prices at December 31, 1995, ranged from $4.50 to $16.88 per share. Prices of options exercised in 1995 ranged from $5.00 to $7.625 per share.

  Options available for grant at December 31, 1995, 1994 and 1993 were 12,491, 145,291, and 213,291, respectively.

  In addition, under the terms of the 1992 Stock Ownership Plan for Non-Employee Directors, the Company maintains a stock option program for its non-employee directors who automatically receive an option to purchase 2,000 shares of common stock every other year. Options available for grant under this program at December 31, 1995, 1994 and 1993 were 105,518, 111,029, and
130,512, respectively.

Note 11.  Taxes on income

  The components of income (loss) before income taxes were as follows:

                                 1995        1994      1993
                               --------   --------   --------
    Domestic                  $  7,543   $  5,001   $  5,819
    Foreign                       (386)    (1,765)    (1,915)
                               --------   --------   --------
    Total                     $  7,157   $  3,236   $  3,904
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

  The provision (benefit) for income taxes consists of the following (in thousands):

                                 1995       1994       1993
                               --------   --------   --------
Current provision (benefit):
    U.S. federal              $     61   $   (906)  $   (703)
    Foreign                       (235)        35         -
    State                           -          56         -
                               --------   --------   --------
                                  (174)      (815)      (703)
                               --------   --------   --------
Deferred provision (benefit):
    U.S. federal                    -          -          -
    Foreign                        174         -        (145)
    State                           -          -          -
                               --------   --------   --------
                                   174         -        (145)
                               --------   --------   --------
Total                         $      0   $   (815)  $   (848)
                               ========   ========   ========

  The U.S. effective income tax rate from operations is different from the U.S. federal statutory rate for the following reasons:

                                   1995      1994      1993
                                --------  --------  --------
Income tax provision (benefit) if
   computed at U.S. federal rates        $  2,433  $  1,100  $  1,378
Benefit of net operating loss
   carryforwards                 (2,650)   (1,769)   (1,534)
Foreign unutilized net operating
   losses and tax credits            -        646        -
Foreign tax rate variances           70        (2)       -
State income taxes net of
   federal benefit                   -         37        -
Other                               147      (827)     (692)
                                --------  --------  --------
                               $      0  $   (815) $   (848)
                                ========  ========  ========

  The deferred tax assets and liabilities are comprised of the following:

                                  12/31/95     12/31/94
                                 ----------   ----------
    Bad debt reserve             $     233    $     260
    Employee benefit reserves          711        2,405
    Reserve for net realizable value
         of real estate              1,200        2,500
    Other                            3,807          799

    Net operating losses and credits18,842       17,580

    Property, plant and equipment   (2,527)      (2,526)
                                  ---------    ---------
                                    22,266       21,018
                                  ---------    ---------
    Valuation allowance            (22,266)     (21,018)
                                  ---------    ---------
Net deferred tax asset           $      -     $      -
                                  =========    =========


    For Federal income tax purposes, the Company has domestic regular tax net operating loss carryforwards of approximately $19.9 million, which may be used to offset future taxable income. The Company also has foreign net operating losses of approximately $6.8 million. These net operating losses expire beginning in 2002. Additionally, the Company has available $7.6 million of general business tax and other credit carryforwards which will expire beginning in 2002.

Note 12.    Asset Acquisitions and Equity Investments

    In May 1995 the Company entered into an agreement to acquire for $0.6 million, a 10% equity interest in Servotronix Ltd., an Israeli firm which designs and markets digital control systems for the motion control market.

    Under the agreement with Servotronix, the companies will jointly develop products for the worldwide motion control marketplace to be sold exclusively under the name of Kollmorgen through the Company s distribution channels. Servotronix will continue to design and market products of their own design to their customers under the Kollmorgen name.

    In 1995 the Company advanced to Servotronix $0.3 million for working capital in anticipation of exercising its right to increase its equity share. In 1996 the Company will increase its equity interest in Servotronix with payments totalling $1.4 million. The Company has the right to increase its minority interest in 1997 for an additional $2.7 million.

    In 1995 the Company invested $1.0 million for a 51% interest in a joint venture in Bombay, India to manufacture high volume brushless fractional horsepower motors. Additionally the Company has advanced $1.1 million to the joint venture to fund its working capital requirements. The joint venture was not finalized as of December 31, 1995 and was not included in the financial results of the Company. Management believes that the exclusion of the joint venture does not have a material impact on the financial statements presented.

    On April 8, 1994, certain assets and liabilities of Hightech Components, Ltd. were purchased for $1.5 million of which $0.7 million was paid in cash and $0.8 million was financed with a promissory note. Hightech is a distributor of motion technology products and is located in Hampshire, England.

    On September 1, 1994, the Electro-Optical Division in Northampton, Massachusetts, purchased certain assets of the conventional optical periscope business of Sperry Marine, Inc. The purchase price was $5 million of which $3 million was paid in cash and $2 million was financed with promissory notes. This acquisition resulted in $4.2 million of goodwill.

Note 13.    Sale of Assets

    In February, 1995, the Company sold a vacant building which it had recorded as an asset held for sale at the end of 1994, and valued at $3 million. Included in the results of operations for the year ended December 31, 1995, and classified as other expense, is a loss of approximately $0.5 million on the sale.

    In October, 1995, the Company sold its Photo Research division for approximately $3.2 million in cash after deducting related expenses. The Company recorded a gain, which is included in other income, of approximately $0.9 million on the sale.

Note 14.     Leases

    The Company leases certain of its facilities and equipment under various operating and capital lease arrangements. Such arrangements generally include fair market value renewal and/or purchase options.

    Rent expense for operating leases amounted to $2.5 million in 1995, $2.1 million in 1994, and $3.0 million in 1993 (excluding $.3 million and $.9 million in 1994 and 1993, respectively, which was provided for in prior restructuring provisions). Future minimum rental payments required under non-cancelable operating and capital leases having a lease term in excess of one year, together with the present value of the net minimum lease payments at December 31, 1995, are as follows:

                                     Operating           Capital
                                       Leases         Leases
                                   ----------    ----------
        1996                        $  2,045      $    162
        1997                           1,507           162
        1998                           1,227           126
        1999                           1,138            65
        2000                           1,134             0
        Thereafter                     6,223             0
                                     --------      --------
        Total minimum lease payments$ 13,274           515
                                     ========
        Less amounts representing interest             (94)
                                                   --------
        Present value of net minimum
               lease payments                     $    421
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

    The net periodic pension cost for the years 1995, 1994 and 1993, including amounts related to discontinued operations, included the following components:

                               1995       1994       1993
                             --------   --------   --------
Service cost                $  1,617   $  1,986   $  2,146
Interest cost                  3,123      3,104      3,058
Actual (return) loss on plan assets     (13,472)       158    (6,376)
Net amortization and deferral  8,396     (5,508)       (65)
                             --------   --------   --------
Net periodic pension cost (credit)     $   (336)  $   (260) $ (1,237)
                             ========   ========   ========


  The assumptions used in determining the end of year benefit obligations included a discount rate of 6.50% and 8.25% in 1995 and 1994, respectively, an expected investment return of 10% and compensation increases of 5%. The reduction in the discount rate resulted in a significant increase in the actuarial present value of benefit obligations as of December 31, 1995. During 1993, the Company had pension curtailments resulting from the larger than expected reductions in the number of employees who would otherwise be eligible to participate in a defined benefit pension plan. Accordingly, the net amortization and deferral component of the credit includes a curtailment gain of $1.3 million for 1993. The Plan assets consist principally of cash, common stocks, and bonds.

  The Plans' funded status together with the amounts recognized in the Company's Balance Sheet at December 31 are as follows:

                                     1995            1994
                                   --------        --------
Actuarial present value of
   benefit obligations:
     Vested                       $ 40,853        $ 27,896
                                   ========        ========
     Accumulated                    41,766          28,432
                                   ========        ========
     Projected                      56,600          37,830
Plan assets at fair value           58,357          46,992
                                   --------        --------
Plan assets in excess of
   projected benefit obligation      1,757           9,162
Unrecognized net (gain) loss         4,931          (2,368)
Unrecognized net asset at January 1 (5,277)         (5,849)
Unrecognized prior service cost      1,798           1,928
                                   --------        --------
Prepaid pension cost              $  3,209        $  2,873
                                   ========        ========


  The Salaried Employees' Retirement Plan provides that in the event of a termination of that Plan following a change in control of the Company, any assets of the Plan remaining after provision is made for all benefits thereunder will be employed to supplement such benefits.

  The Company also maintains a Supplemental Retirement Income Plan
("SERP") for former key employees. The Company has accrued an actuarially determined liability of $3.5 million at December 31, 1995 and $2.8 million at December 31, 1994, in anticipation of the payment of such benefits in the future to seven former employees who were designated as eligible by the Personnel and Compensation Committee for participation in the SERP program. The Company incurred a pension expense of $0.3 million in 1995 and in 1994 for the SERP.

  The Company has a voluntary 401(k) savings and investment plan designed to enhance the existing retirement program covering certain eligible domestic employees. In 1995, the Company matched 50% of each participant's contributions, up to a maximum contribution of 2% of base salary. Company contributions to this plan were $534 thousand, $225 thousand, and $325 thousand in 1995, 1994, and 1993, respectively.

Note 17.  Postretirement medical insurance benefits

  The Company maintains a postretirement medical benefits plan covering substantially all domestic employees hired prior to January 1, 1992. The plan is contributory. Retiree contributions are adjusted annually, and are based on the difference between total cost and the employer contribution. The Company's contribution towards retiree medical benefits for employees retiring after January 1, 1992, are capped at 1991 levels. FAS 106 was implemented on a delayed recognition basis, resulting in amortization of the transition obligation amount over 20 years. The Company currently funds the plan as claims are paid.

  Net periodic postretirement benefit cost for 1995, 1994, and 1993 included the following components:

                                   1995       1994     1993
                                 --------   -------- --------
        Service cost             $   122    $   133  $   136
        Interest cost                460        435      446
        Amortization of
           obligation at transition  278        278      301
                                  -------    -------  -------
        Net periodic postretirement
           benefit cost          $   860    $   846  $   883
                                  =======    =======  =======

    The Company's postretirement benefit plans are unfunded.

    For measurement purposes, an 8% annual rate of increase in the per capita cost of covered medical benefits was assumed for 1995; the rate was assumed to decrease gradually to 5.5% for 1999 and remain at that level thereafter. Increasing the assumed health care cost trend rates by 1% in each year would increase the accumulated postretirement benefit obligation as of January 1, 1995, by $209 thousand and the aggregate of the service cost and interest cost components of net periodic postretirement benefit cost by $18 thousand.

    The plan amounts recognized in the Company's Balance Sheet at December 31, 1995 and 1994, are as follows:

                                          1995         1994
                                        --------     --------
Accumulated postretirement benefit obligation:
      Retirees                         $  4,174     $  4,053
      Fully eligible plan participants      315          257
      Other active plan participants      2,330        1,573
                                        --------     --------
          Total                           6,819        5,883
Plan assets at fair value                    -            -
                                        --------     --------
Accumulated postretirement benefit obligation
   in excess of plan assets              (6,819)      (5,883)
Unrecognized net (gain) loss                835           58
Unrecognized prior service cost              -            -
Unrecognized transition obligation        4,726        5,004
                                        --------     --------
Accrued postretirement benefit cost    $ (1,257)     $  (821)
                                        ========     ========

    The weighted average discount rates used in determining the accumulated postretirement benefit obligation are 6.5% and 8.25% as of December 31, 1995, and 1994, respectively.

Note 18.   Foreign Operations and Geographic Segments, and Export Sales

    The impact of the Company's foreign operations upon the consolidated financial statements are summarized as follows (in thousands):


                                                     European
1995            Consolidated Eliminations Domestic  Operations
----            ------------ ------------ --------- ----------
Net sales          $228,655     $ (8,505) $180,891   $ 56,269
                   =========    ========= =========  =========
Net income from
  operations       $  7,157     $    (19) $  7,501     $ (325)
                   =========    ========= =========  =========
Identifiable assets$126,764     $ (1,214) $ 86,740   $ 41,238
Corporate assets     20,710           -     20,710         -
                   ---------    --------- ---------  ---------
Total assets       $147,474     $ (1,214) $107,450     41,238
                   =========    ========= =========
Liabilities                                            33,044
                                                     ---------
Equity in foreign
  subsidiaries                                       $  8,194
                                                     =========

                                                     European
1994            Consolidated Eliminations Domestic  Operations
----            ------------ ------------ --------- ----------
Net sales          $191,771     $ (5,439) $151,288   $ 45,922
                   =========    ========= =========  =========
Net income (loss) from
  continuing operations         $  4,051  $    255   $  5,199  $ (1,403)
                   =========    ========= =========  =========
Identifiable assets$112,315     $   (834) $ 77,112   $ 36,037
Corporate assets     25,886           -     25,886         -
                   ---------    --------- ---------  ---------
Total assets       $138,201     $   (834) $102,998     36,037
                   =========    ========= =========
Liabilities                                            27,364
                                                     ---------
Equity in foreign
   subsidiaries                                      $  8,673
                                                     =========

                                                     European
1993            Consolidated Eliminations Domestic  Operations
----            ------------ ------------ --------- ----------
Net sales          $185,538     $ (4,113) $150,260   $ 39,391
                   =========    ========= =========  =========
Net income (loss) from
  continuing operations         $  4,752  $    325   $  6,938  $ (2,511)
                   =========    ========= =========  =========
Identifiable assets$ 95,943     $    (72) $ 66,814   $ 29,201
Corporate assets     38,065           -     38,065         -
                   ---------    --------- ---------  ---------
Total assets       $134,008     $    (72) $104,879     29,201
                   =========    ========= =========
Liabilities                                            21,635
                                                     ---------
Equity in foreign
  subsidiaries                                       $  7,566
                                                     =========


  The Company's principal foreign manufacturing facilities are in France and Germany. The sales eliminations are transfers at prevailing wholesale selling prices. The Company has no significant foreign operations other than in Europe.

  In addition to foreign operations, export sales amounted to $31.9 million in 1995, $32.5 million in 1994, and $27.6 million in 1993.

  Sales to the U.S. Government or for U.S. Government end-use amounted to $43.5 million in 1995, $39.3 million in 1994, and $39.4 million in 1993.

Note 19.  Industry Segment Information

  The Company has operations in two industry segments: the motion technologies group and electro-optical instruments. The following table includes certain financial information relating to each of the Company s segments in the last three fiscal years.

                           1995          1994         1993
                         --------     ---------    ---------
Motion Technologies Group
 Sales                 $ 130,811     $ 103,379    $ 107,177
   Operating Income        9,798         8,521        9,673
 Assets                   76,509        64,238       55,383
 Capital additions         2,728         3,000        2,989
 Depreciation              3,316         3,105        3,138
 Backlog                  56,248        60,267       48,946

Electro-Optical
Instruments
 Sales                 $  97,844     $  88,392    $  78,361
   Operating income        6,406         3,315        3,289
 Assets                   50,255        48,078       40,560
 Capital additions         1,111         1,738        2,451
 Depreciation              2,214         2,567        2,644
 Backlog                  53,119        58,303       61,551

Corporate
 Operating expenses    $  (9,047)    $  (8,600)   $  (9,058)
 Assets                   20,710        25,886       38,065
 Capital additions            13            99           30
 Depreciation                221           225          207

Consolidated
 Sales                 $ 228,655     $ 191,771    $ 185,538
 Net income before taxes   7,157         3,236        3,904
 Assets                  147,474       138,201      134,008
 Capital additions         3,852         4,837        5,470
 Depreciation              5,751         5,897        5,989
 Backlog                 109,367       118,570      110,497


  The operating income in the above table represents operating segment income before general corporate expenses, interest, and income taxes. Identifiable assets by segment are those assets used exclusively in the operation of that industry segment.

  Effective January 1, 1995, the Company began reporting the operating results of its French instruments business in the Electro-Optical Instruments segment. Previously, the business had been part of the Motion Technologies Group. Accordingly, the 1994 and 1993 segment information has been restated to reflect this change.

  Corporate expenses include interest expense, interest income, and general and administrative expenses, and are not allocated to respective segments. Corporate assets consist principally of cash and investments, net assets held for disposition, equity investments, and intangible pension assets.

                          EXHIBIT INDEX


                                                         Page in this
Exhibit No.           Description of Exhibit              Form 10-K


   3(a)   Restated Certificate of Incorporation,             N/A
      as amended, incorporated by reference to
      Exhibit 3(a) of the Form SE filed on
      April 2, 1990.

   3(b)   By-Laws, as amended.                               N/A

   4(a)   Debenture Purchase Agreement dated as of           N/A
      July 30, 1982, with respect to 10-1/2%
      Convertible Subordinated Debentures Due
      1996 incorporated by reference to
      Exhibit 4 to the Quarterly Report on
      Form 10-Q of the Company for the quarter ended June 30, 1982.

   4(b)   Indenture dated as of May 1, 1984, with            N/A
      respect to 8-3/4% Convertible Subordinated
      Debentures Due 2009 incorporated by
      reference to Exhibit 4 to Registration
      Statement on Form S-3 (2-90655).

   4(c)   Rights Agreement dated as of December 20,          N/A
      1988, as amended and restated as of
      March 27, 1990, between the Company and
      the First National Bank of Boston, as
      Rights Agent, incorporated by reference
      to Exhibit 4(d) of the Form SE filed
      on April 2, 1990.

   4(d)   Stock purchase agreement dated March 27, 1990,     N/A
      with Annex II, Registration Rights, with respect to the issue of Series D Convertible
      Preferred Stock, par value $1.00, of the Company, incorporated by reference to
      Exhibit 4(e) of the Form SE filed on
      April 2, 1990.

  10(a)   Third Restated and Amended Letter of Credit        N/A
      Facility Agreement dated January 19, 1996, among Kollmorgen Corporation, The First
      National Bank of Boston, Certain Other
      Financial Institutions Listed on Schedule 1, and The First National Bank of Boston, as Agent, incorporated by reference to
      Exhibit 10 of the Form SE filed on or about
      February 11, 1996.

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

  10(f)   Form of 1991, 1992, and 1993 Non-Qualified         N/A
      Stock Option Agreement under the Long-Term
      Incentive Plan and/or Kollmorgen Stock Option
      Plan for Gideon Argov, Robert J. Cobuzzi,
      James A. Eder and Mark E. Petty.  Each
      agreement is identical except for the
      number of shares and the date of grant. Said agreement is incorporated by reference to
      Exhibit 10(j) to the Annual Report on
      Form 10-K of the Company for the year ended
      December 31, 1991.

  10(g)   Form of 1995 Incentive Stock Option                51
      Agreement under the Long-Term Incentive Plan for Gideon Argov, Robert J. Cobuzzi, and
      Mark E. Petty. Each agreement is identical except for the number of shares.

                                                         Page in this
Exhibit No.           Description of Exhibit              Form 10-K


  10(h)   Kollmorgen 1992 Stock Ownership Plan for           N/A
      Non-Employee Directors incorporated by
      reference to Exhibit A of the Company's
      Proxy Statement dated April 6, 1992, for the Annual Meeting of Shareholders held on May 13, 1992.

  10(i)   Form of 1992 Non-Qualified Stock Option            N/A
      Agreement between each non-employee
      director and the Company pursuant to the Kollmorgen 1992 Stock Ownership Plan for
      Non-Employee Directors incorporated by
      reference to Exhibit 10(i) to the
      Annual Report on Form 10-K of the Company for the year ended December 31, 1992.

  10(j)   Kollmorgen 1996 Corporate Incentive Plan           60
      for Corporate Officers and other key
      corporate employees.

  10(k)   Employment Agreement dated May 10, 1991,           N/A
      as amended, for James A. Eder.  Said
      Agreement is incorporated by reference
      to Exhibit 10(c) to the Annual Report on Form 10-K of the Company for the year ended December 31, 1991.

  10(l)   Letter employment agreement dated May 21,          N/A
      1991, for Gideon Argov. Said Agreement is incorporated by reference to Exhibit 10(c) to the Annual Report on Form 10-K of the Company for the year ended December 31, 1991.

  10(m)   Letter employment agreement dated July 1,          N/A
      1991, for Robert J. Cobuzzi. Said Agreement is incorporated by reference to Exhibit 10(c) to the Annual Report on Form 10-K of the Company for the year ended December 31, 1991.

  10(n)   Form of severance agreement for each of the        N/A
      following persons:  Allan M. Doyle, Jr. and
      George P. Stephan.  Said agreement is
      incorporated by reference to Exhibit 10(i) to the Annual Report on Form 10-K of the Company for the year ended December 31, 1989.

                                                         Page in this
Exhibit No.           Description of Exhibit              Form 10-K


  10(o)   Form of Indemnification Agreement for each         N/A
      of the Company's executive officers, directors and director emeritus. Each agreement is identical to this exhibit except for the name and title of each individual. Said agreement is incorporated by reference to Exhibit 10(f) to the Annual Report on Form 10-K of the Company for the year ended December 31, 1987.

  10(p)   Description of Post-Retirement Arrangement for     N/A
      Non-Employee Directors. Said agreement is incorporated by reference to Exhibit 10(i) to the Annual Report on Form 10-K of the Company for the year ended December 31, 1988.

  10(q)   Participation Agreement between Allan M.           N/A
      Doyle, Jr. and the Corporation with respect to Mr. Doyle's service as a director of Millitech Corporation incorporated by reference to Exhibit 10(q) to the Annual
      Report on Form 10-K of the Company for the year ended December 31, 1992.

  10(r)   Supplemental Retirement Income Plan for            N/A
      key executives incorporated by reference to Exhibit 10(n) to the Annual Report on Form 10-K of the Company for the year ended December 31, 1990.

   11 Calculations of Earnings Per Share                 61

   21 Subsidiaries of the Company                        62

   23 Consent of Independent Accountants -               63
      Coopers & Lybrand L.L.P.

   24 Powers of Attorney                                 64

   27 Financial Data Schedule                            71