Form 10-Q
period 1996-03-31
KOLLMORGEN CORP
filed 1996-05-15
CIK 56583

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1996

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

            Class                            Outstanding at May 13, 1996
Common Stock, $2.50 par value                        9,726,898 shares

                            KOLLMORGEN CORPORATION


                                     INDEX




                                                                 Page No.


PART I - Financial Information


    Consolidated Statements of Operations                           3
        for the Three Months Ended
        March 31, 1996 and 1995 (unaudited)


    Consolidated Balance Sheets as of                               4
        March 31, 1996 (unaudited)
        and December 31, 1995


    Consolidated Statements of Cash Flows                           5
        for the Three Months Ended
        March 31, 1996 and 1995 (unaudited)


    Notes to Consolidated Financial Statements                      6


    Management's Discussion and Analysis                            7-9
        of Financial Condition and
        Results of Operations



PART II - Other Information                                          9

                 PART I - FINANCIAL INFORMATION

              KOLLMORGEN CORPORATION AND SUBSIDIARIES
              Consolidated Statements of Operations
          (Dollars in thousands, except share and per share amounts)
                                                    For the
                                                Three Months Ended
                                                     March 31,
                                                            ------------------
                                                 1996             1995
                                                      (unaudited)         (unaudited)
                                              --------         --------
Net sales                                   $  57,040        $  53,416
Cost of sales                                  37,814           35,693
                                             ---------        ---------
Gross profit                                   19,226           17,723
                                             ---------        ---------
Selling and marketing expense                   7,299            7,145
General and administrative expense              5,805            5,168
Research and development expense                3,303            3,164
                                             ---------        ---------
Income before interest and taxes                2,819            2,246
                                             ---------        ---------
Interest and other (income) expense:
    Interest expense                            1,317            1,246
    Interest (income)                            (189)            (202)
    Other, net                                     43               30
                                             ---------        ---------
Income before income taxes                      1,648            1,172

Provision for income taxes                        -0-              -0-
                                             ---------        ---------

Net income                                  $   1,648        $   1,172
                                             =========        =========
Net income available to common shareholders $   1,363        $     591
                                             =========        =========
Earnings per common share                     $  .14           $  .06
                                              ======           ======

Weighted average common shares outstanding   9,706,225        9,649,905
                                             =========        =========



See accompanying notes to consolidated financial statements.

              KOLLMORGEN CORPORATION AND SUBSIDIARIES
                   Consolidated Balance Sheets
                     (Dollars in thousands)
                           ASSETS
                                                  March 31,
                                                    1996       December 31,
                                                           (unaudited)  1995
                                                 ---------        ---------
Current assets:
    Cash and cash equivalents                   $  13,938        $  17,789
    Accounts receivable (net of reserve of
      $758 in 1996 and $697 in 1995)               41,700           40,831
    Recoverable amounts on long-term contracts     11,732           12,116
    Inventories                                    28,825           26,210
    Prepaid expenses and other current assets       3,355            1,557
                                                 ---------        ---------
Total current assets                               99,550           98,503
                                                 ---------        ---------
Property, plant and equipment, net                 27,264           28,803
Goodwill                                            4,986            5,631
Other assets                                       15,548           14,537
                                                 ---------        ---------
                                                $ 147,348        $ 147,474
                                                 =========        =========

                LIABILITIES and SHAREHOLDERS' EQUITY

Current liabilities:
    Notes payable to banks                      $   9,881        $   9,019
    Current portion of long-term debt               6,901            3,901
    Redeemable preferred stock                        -0-            2,756
    Accounts payable                               24,646           24,969
    Accrued liabilities                            28,852           30,393
                                                 ---------        ---------
Total current liabilities                          70,280           71,038
                                                 ---------        ---------
Long-term debt                                     58,850           36,888
Other liabilities                                   5,331            5,501
Redeemable preferred stock                            -0-           22,750
Common shareholders' equity:
    Common stock                                   26,908           26,904
    Additional paid-in capital                     13,787           14,343
    Accumulated deficit                           (17,309)         (18,958)
    Cumulative translation adjustments             (1,229)          (1,454)
    Less common stock in treasury, at cost         (9,270)          (9,538)
                                                 ---------        ---------
Total common shareholders' equity                  12,887           11,297
                                                 ---------        ---------
                                                $ 147,348        $ 147,474
                                                 =========        =========

See accompanying notes to consolidated financial statements.

              KOLLMORGEN CORPORATION AND SUBSIDIARIES
               Consolidated Statements of Cash Flows
                   (Dollars in thousands)
                                                           For the
                                                      Three Months Ended
                                                           March 31,
                                                      ------------------
                                                    1996         1995
                                                           (unaudited)     (unaudited)
                                                 ---------    ---------
Cash flows from operating activities:
Net income from operations                      $   1,648    $   1,172
Adjustments to reconcile net income to
  net cash provided by operating activities:
 Depreciation                                       1,474        1,555
 Amortization                                         271          288
 Loss on sale of assets                                17          537
 Other non-cash expenses                               12           12

Changes in assets and liabilities (net of effects
   from acquisitions and divestitures):
 Accounts and notes receivable                     (1,364)       4,138
 Recoverable amounts on long-term contracts           384         (827)
 Inventories                                       (3,131)      (2,367)
 Prepaid expenses                                    (169)        (103)
 Accounts payable and accrued liabilities          (1,282)      (1,608)
 Deferred income taxes and other expenses            (165)         (60)
 Other                                               (353)        (307)
                                                 ---------    ---------
   Net cash provided by (used in) operations       (2,658)       2,430
                                                 ---------    ---------
Cash flows from investing activities:
 Capital expenditures                                (897)      (1,406)
 Proceeds from sale of assets                         775        2,605
 Equity investment                                 (1,069)         -0-
 Long term notes receivable (net of repayments)       130          -0-
                                                 ---------    ---------
   Net cash provided by (used in) investing activities          (1,061)    1,199
                                                 ---------    ---------
Cash flows from financing activities:
 Net borrowings (repayments) under credit lines     1,917       (1,622)
 Principal repayment on other notes                  (896)         -0-
 Common stock issued from treasury                    187          -0-
 Redemption of preferred stock                    (25,506)         -0-
 Principal payments on capital lease obligations      (33)         (12)
 Borrowings (repayments) of long-term debt         25,002       (1,103)
                                                          Dividends         (484)(743)
                                                 ---------    ---------
   Net cash provided by (used in) financing activities187       (3,480)
                                                 ---------    ---------


Effect of exchange rate changes on cash              (319)         359
                                                 ---------    ---------
Net increase (decrease) in cash and cash equivalents            (3,851)      508
Cash and cash equivalents at beginning of period   17,789        7,165
                                                 ---------    ---------
Cash and cash equivalents at end of period      $  13,938    $   7,673
                                                 =========    =========

Supplemental cash flow information
- ----------------------------------
Cash paid during the period for
 Interest                                       $     380    $     542
 Income taxes (net of refunds)                        547          (38)


See accompanying notes to consolidated financial statements.

              KOLLMORGEN CORPORATION AND SUBSIDIARIES

            Notes to Consolidated Financial Statements

                        March 31, 1996


1. The accompanying unaudited consolidated financial statements include the accounts of Kollmorgen Corporation and all of its majority owned subsidiaries.

2. In the opinion of management, the unaudited consolidated financial statements included herein contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's and its consolidated subsidiaries' financial condition at March 31, 1996, and the results of operations and cash flows for the three-month periods ended March 31, 1996 and 1995. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information. These interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

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

4.    Inventories consist of the following:

                            March 31, December 31,
                              1996        1995
                            --------- ------------
        Raw materials       $ 15,047    $ 15,110
        Work in process        9,513       7,653
        Finished goods         4,265       3,447
                             --------    --------
                            $ 28,825    $ 26,210
                             ========    ========


5. Effective March 1, 1996, the Company sold a significant portion of its French instrumentation business for 12 million French francs (approximately $2.4 million). The Company received $0.8 million in cash and the balance of approximately $1.6 million which is included in other current assets in the Company's balance sheet and will be paid to the Company during 1996.

         Management's Discussion and Analysis of Financial Condition
                        and Results of Operations


                         LIQUIDITY AND CAPITAL RESOURCES

    The Company s cash and cash equivalents decreased $3.9 million during the first three months of 1996. Net income from operations after adding back non-cash charges generated $3.4 million in cash. Inventories grew in the first quarter, using $3.1 million in cash. The increase in inventories was principally at the Company s U.S. motion technology group where changes in the mix of products sold and the introduction of new electronics products resulted in higher material purchases and production for some product lines. Accounts receivable used $1.4 million in cash, reflecting a larger percentage of revenue recognized in the last month of the first quarter versus the last month of the fourth quarter of 1995. Accounts payable and accrued liabilities used $1.3 million, largely as a result of scheduled payments during the first quarter of 1995.

    Investing activities used $1.1 million in cash during the quarter ended March 31, 1996. The Company received $0.8 million in March 1996 as a partial payment for the sale of certain assets of the Company s French instrumentation business. The balance of approximately $1.6 million will be paid to the Company during 1996. The Company made an additional equity investment in Servotronix Ltd. of $1.1 million and will make an additional investment of $0.3 million in the second quarter of 1996. The Company made capital expenditures of $0.9 million during the first quarter.

    Financing activities generated $0.2 million in the first quarter of 1996. On February 19, 1996 the Company redeemed all of its Series D Convertible Preferred Stock ( Preferred Stock ) for its redemption value plus a 10% premium and all unpaid dividends which totalled $25.8 million. The Company financed the redemption through a $25 million five year amortizing term loan with the Company s lead bank. Short term borrowings by the Company s French subsidiary were $1 million.

    In late April 1996, the Company entered into a lease financing arrangement with a leasing company to provide for the financing of up to $5 million in equipment purchases for the Company s U.S. operations.
Approximately $2 million of equipment has been funded to date under this agreement.

    The Company believes that it can generate sufficient cash from operations and its current borrowing and lease lines of credit to finance its cash requirements for capital expenditures, sinking fund payments, and working capital requirements for the next twelve months. The preceding forward-looking statements are subject to significant risks and uncertainties, which may cause the Company s actual experience to differ from its expectations. These risks and uncertainties include, among other things, the possibility that the Company s capital needs will be greater than expected, due to, for example, lower than expected revenues, operating losses, increased working capital needs, unanticipated capital expenditure requirements and acquisitions, and the possibility that external borrowings, financing arrangements, or other capital sources will not be available as anticipated or will not be available on terms that are favorable to the Company.


                         RESULTS OF OPERATIONS

    Sales for the quarter ended March 31, 1996 were $57.0 million, and net income was $1.6 million or $0.14 per common share. This compares with first quarter 1995 sales of $53.4 million and net income of $1.2 million or $0.06 per common share. Included in the 1995 amounts were sales for Photo Research, a division which was sold by the Company in October 1995. Excluding the sales of Photo Research, 1995 sales would have been $51.6 million. Earnings per share are computed after payment of preferred dividends. Due to the redemption of the Company s Preferred Stock on February 19, 1996, preferred dividends were $285 thousand in the first quarter of 1996 versus $581 thousand in the first quarter of 1995.

    Backlog at March 31, 1996 was $115 million versus $140 million at March 31, 1995, and $108 million at December 31, 1995. The decline versus the first quarter 1995 reflects the elimination of the backlogs of the businesses sold and a decline in the balance on certain long-term military contracts. The increase in the backlog since year end reflects increases in the Company s motion technology business, more than offsetting the backlog associated with the Company s French instrumentation business which was sold during the quarter.

                  Segments of Business Information
                       (dollars in thousands)
                                         For the
                                     Three Months Ended
                                          March 31,
                                           ----------------------
                               1996             1995
                            ---------        ---------
Motion Technologies Group:
 Net sales                 $  35,253        $  29,989
 Operating profit              2,616            2,007

Electro-Optical Instruments:
 Net sales                 $  21,787        $  23,427
 Operating profit              1,438            1,342

General Corporate:
 Operating expenses        $  (2,406)       $  (2,177)

Consolidated:
 Net sales                 $  57,040        $  53,416
 Net income                    1,648            1,172


  In the Motion Technologies Group, first quarter 1996 sales were $35 million, an increase of 18% over the same period a year ago. The increase in sales was principally at the Company s U.S. motion technology group where sales increased approximately $4 million, principally in the industrial and commercial products group.

  Operating income was $2.6 million for this segment, an increase of 30% over the same period of 1995. The increase in operating income was a result of increased sales volume which was partially offset by slightly lower gross margins and increased operating expenses associated with the higher levels of business.

  Backlog for this segment at the end of the first quarter of 1996 was $62 million an increase of $6.6 million or 12% over year end 1995.

  In the Electro-Optical Instruments segment, sales were $21.8 million for the first quarter of 1996, a decrease of 7% from the same period a year ago. Excluding the sales of the businesses sold by the Company in both 1995 and 1996, sales in the remaining businesses increased 8% in the first quarter of 1996 as compared to the same period a year ago. The increase in sales was attributable to the Company s consulting engineering business.

  Operating income in this segment for the first quarter of 1996 was $1.4 million versus $1.3 million for the first quarter of 1995. Excluding the results of the businesses sold for both 1995 and 1996, operating income increased 16% in the first quarter of 1996 as compared to the same period in 1995. The increase in operating income was a result of the increased volume at the Company s consulting engineering business, offsetting lower operating income at the Company s color instrumentation business.

  Backlog for this segment at the end of the first quarter of 1996 was $53 million, essentially unchanged from year-end 1995. Excluding the French instrumentation business sold by the Company, the backlog increased 4% over year-end.

  General corporate expenses includes interest expense, interest income, and general corporate administrative expenses. Interest expense increased for the first quarter of 1996 as compared to the first quarter of 1995 reflecting higher debt levels due to the term loan used to finance the redemption of the Preferred Stock.

                  PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

  At the Annual Meeting of Shareholders of the Company held on May 8, 1996, the following four persons were elected as directors: Gideon Argov, Robert J. Cobuzzi, Geoffrey S. Rehnert, and George P. Stephan as Class I directors for a term of two years. The votes cast for or against/withheld with respect to each nominee are set forth below:

         Name             For      Against/Withheld
  -------------------- ---------       ----------------
  Gideon Argov              8,532,161      184,174
  Robert J. Cobuzzi         8,532,464      183,871
  Geoffrey S. Rehnert       8,525,000      191,335
  George P. Stephan         8,528,966      187,369

  Messrs. Jerald G. Fishman, James H. Kasschau, J. Douglas Maxwell, Jr. and Robert N. Parker continue as Class I directors.

  At the Annual Meeting, the shareholders approved an amendment to the 1991 Kollmorgen Corporation Long Term Incentive Plan increasing the number of shares reserved for issuance by 300,000 shares by the following votes:

         For            Against            Abstaining
      5,613,368            2,728,655              374,312

  In addition, the shareholders approved certain amendments to the 1992
Stock Ownership Plan for Non-Employee Directors which amendments included, among other things, an increase by 175,000 shares in the number of shares reserved for issuance under that Plan, and a provision for the one-time grant of a non-qualified option for 15,000 shares of the Company's Common Stock, exercisable over a period of two years. The votes cast for these amendments under this Plan were:

         For            Against            Abstaining
      5,716,179            2,623,108              377,048

Item 6.  Exhibits and Reports on Form 8-K

  (a)  Exhibits -- Listed below are the exhibits filed with this report.

          11. Statement re computation of per share earnings.
          27. Financial Data Schedules.

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


Date: May 15, 1996