Form 10-Q
period 1996-06-30
KOLLMORGEN CORP
filed 1996-08-14
CIK 56583

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 1996

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

           Class                            Outstanding at August 12, 1996
Common Stock, $2.50 par value                        9,740,873 shares

                                   KOLLMORGEN CORPORATION


                                         INDEX



                                                             Page No.


PART I - Financial Information

               Consolidated Statements of Operations for             3
                   the Three Months and Six Months Ended
                   June 30, 1996 and 1995 (unaudited)

               Consolidated Balance Sheets as of                     4
                   June 30, 1996 (unaudited) and
                   December 31, 1995

               Consolidated Statements of Cash Flows for             5-6
                   the Six Months Ended June 30, 1996
                   and 1995 (unaudited)

               Notes to Consolidated Financial Statements                 7

               Management's Discussion and Analysis of Financial          8-10
                   Condition and Results of Operations



PART II - Other Information                              10


                             PART I - FINANCIAL INFORMATION

                       KOLLMORGEN CORPORATION AND SUBSIDIARIES
                        Consolidated Statements of Operations
                   (Dollars in thousands, except per share amounts)
                                     (Unaudited)
                                                     For the                For the
                                                Three Months Ended           Six Months Ended
                                                     June 30,                     June 30,
                                          --------------------        -------------------
                                     1996      1995         1996      1995
                                  --------- ---------    --------- ---------
Net sales                         $ 59,788  $ 58,887     $116,828  $112,303
Cost of sales                       39,630    39,036       77,444    74,729
                                  --------- ---------    --------- ---------
Gross profit                        20,158    19,851       39,384    37,574
                                  --------- ---------    --------- ---------
Selling and marketing expense        6,726     7,717       14,025    14,862
General and administrative expense   6,743     5,696       12,548    10,973
Research and development expense     3,051     3,327        6,354     6,491
                                  --------- ---------    --------- ---------
Income before interest and taxes     3,638     3,111        6,457     5,248
                                  --------- ---------    --------- ---------
Interest and other (income) expense:
    Interest expense                 1,486     1,233        2,803     2,480
    Interest (income)                 (102)     (166)        (291)     (369)
    Other                              283       206          326       127
                                  --------- ---------    --------- ---------
Income before minority interest
  and income taxes                   1,971     1,838        3,619     3,010
Minority interest                      258         0          258         0
                                  --------- ---------    --------- ---------
Income before taxes                  2,229     1,838        3,877     3,010
Provision for income taxes               0         0            0         0
                                  --------- ---------    --------- ---------
Net income                        $  2,229  $  1,838     $  3,877  $  3,010
                                  ========= =========    ========= =========
Earnings per common share:
    Primary                         $ 0.22    $ 0.13       $ 0.36    $ 0.19
                                  ========= =========    ========= =========
    Fully diluted                   $ 0.22    $ 0.13       $ 0.35    $ 0.19
                                  ========= =========    ========= =========

Number of shares used in calculating
  earnings per common share:
    Primary                         10,092     9,658       10,042     9,651
    Fully diluted                   10,063     9,658       10,162     9,651



See accompanying notes to consolidated financial statements

                KOLLMORGEN CORPORATION AND SUBSIDIARIES
                      Consolidated Balance Sheets
                        (Dollars in thousands)
                             ASSETS
                                                    June 30,
                                                    1996       December 31,
                                                           (unaudited)  1995
                                                 ---------        ---------
Current assets:
    Cash and cash equivalents                   $  15,095        $  17,789
    Accounts receivable (net of reserve of
      $624 in 1996 and $697 in 1995)               39,392           40,831
    Recoverable amounts on long-term contracts     11,198           12,116
    Inventories                                    29,733           26,210
    Prepaid expenses and other current assets       1,580            1,557
                                                 ---------        ---------
Total current assets                               96,998           98,503
                                                 ---------        ---------
Property, plant and equipment, net                 28,775           28,803
Goodwill                                            4,818            5,631
Other assets                                       14,181           14,537
                                                 ---------        ---------
                                                $ 144,772        $ 147,474
                                                 =========        =========
                LIABILITIES and SHAREHOLDERS' EQUITY

Current liabilities:
    Notes payable to banks                      $   9,930        $   9,019
    Current portion of long-term debt               6,889            3,901
    Redeemable preferred stock                        -0-            2,756
    Accounts payable                               21,573           24,969
    Accrued liabilities                            29,712           30,393
                                                 ---------        ---------
Total current liabilities                          68,104           71,038
                                                 ---------        ---------
Long-term debt                                     56,325           36,888
Other liabilities                                   5,384            5,501
Minority interest                                     536                0
Redeemable preferred stock                              0           22,750

Common shareholders' equity:
    Common stock                                   26,909           26,904
    Additional paid-in capital                     13,578           14,343
    Accumulated deficit                           (15,081)         (18,958)
    Cumulative translation adjustments             (1,831)          (1,454)
    Less common stock in treasury, at cost         (9,152)          (9,538)
                                                 ---------        ---------
Total common shareholders' equity                  14,423           11,297
                                                 ---------        ---------
                                                $ 144,772        $ 147,474
                                                 =========        =========

See accompanying notes to consolidated financial statements.

              KOLLMORGEN CORPORATION AND SUBSIDIARIES
               Consolidated Statements of Cash Flows
                   (Dollars in thousands)
                         (Unaudited)
                                                           For the
                                                       Six Months Ended
                                                           June 30,
                                                      ------------------
                                                    1996         1995
                                                 ---------    ---------
Cash flows from operating activities:
Net income from operations                     $    3,877    $   3,010
Adjustments to reconcile net income to
  net cash provided by operating activities:
 Depreciation                                       3,103        3,118
 Amortization                                         509          641
 Loss on sale of assets                                17          537
 Minority interest                                   (258)           0
 Other non-cash expenses                               23           23
Changes in assets and liabilities:
 Restricted cash                                        0        5,000
 Accounts and notes receivable                        521        2,356
 Recoverable amounts on long-term contracts           918       (3,334)
 Inventories                                       (2,947)      (3,248)
 Prepaid expenses                                     (42)        (249)
 Accounts payable and accrued liabilities          (4,145)      (2,553)
 Deferred income taxes and other expenses            (282)        (123)
 Other                                               (111)         140
                                                 ---------    ---------
   Net cash provided by operations                  1,183        5,318
                                                 ---------    ---------
Cash flows from investing activities:
 Capital expenditures                              (2,131)      (2,333)
 Proceeds from sale of assets                       2,374        2,605
 Equity investments                                (1,404)           0
 Cash of subsidiary acquired                           97            0
 Long term notes receivable (net of repayments)       396            0
                                                 ---------    ---------
   Net cash provided by (used in) investing activities            (668)      272
                                                 ---------    ---------



Cash flows from financing activities:
 Net borrowings (repayments) under credit lines       876       (1,909)
 Principal repayment on other notes                  (416)        (477)
 Common stock issued from treasury                    258           21
 Redemption of preferred stock                    (25,506)           0
 Principal payments on capital lease obligations      (56)         (48)
 Net borrowings (repayments) of long-term debt     22,507       (1,098)
                                                          Dividends paid on common and preferred stock    (679)   (1,486)
                                                 ---------    ---------
   Net cash (used in) financing activities         (3,016)      (4,997)
                                                 ---------    ---------
 Effect of exchange rate changes on cash             (193)        (122)
                                                 ---------    ---------
 Net increase (decrease) in cash and equivalents   (2,694)         471
 Cash and cash equivalents at beginning of period  17,789        7,165
                                                 ---------    ---------
 Cash and cash equivalents at end of period     $  15,095    $   7,636
                                                 =========    =========


Supplemental cash flow information

 Cash paid during the period for:
    Interest                                    $   2,241    $   1,844
    Income taxes (net of refunds)                     177          (46)
                                                 ---------    ---------





See accompanying notes to consolidated financial statements.

              KOLLMORGEN CORPORATION AND SUBSIDIARIES

            Notes to Consolidated Financial Statements

                                 June 30, 1996

1. The accompanying unaudited consolidated financial statements include the accounts of Kollmorgen Corporation and all of its majority owned subsidiaries. Certain reclassifications have been made to 1995 financial statements to conform with 1996 classifications.

2. In the opinion of management, the unaudited consolidated financial statements included herein contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company s and its consolidated subsidiaries financial condition at June 30, 1996, the results of operations for the three-month and six-month periods ended June 30, 1996 and 1995, and the cash flows for the six-month periods ended June 30, 1996 and 1995. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. See Management s Discussion and Analysis of Financial Condition and Results of Operations for additional information. These interim financial statements should be read in conjunction with the Company s Annual Report on Form 10-K for the year ended December 31, 1995.

3. Earnings per common share is based on net income less the dividends and interest accretion on redeemable preferred stock divided by the weighted average number of common shares outstanding and common equivalent shares outstanding. Fully diluted net income assumes full conversion of all convertible securities into common stock which include the convertible subordinated debentures and redeemable preferred stock.

4.    Inventories consist of the following:

                                     June 30,   December 31,
                                        1996        1995
                                     ---------   ---------
        Raw materials               $  15,754   $  15,110
        Work in process                 9,251       7,653
        Finished goods                  4,728       3,447
                                     ---------   ---------
                                    $  29,733   $  26,210
                                     =========   =========

5. Effective March 1, 1996, the Company sold a significant portion of its French instrumentation business for 12 million French francs (approximately $2.4 million).

6. Effective June 30, 1996, the Company concluded the acquisition of 51% of the stock of Kollmorgen Tandon India (KTI). Consequently, KTI is included in the results of operations for the three and six months ended June 30, 1996 and its balance sheet has been consolidated at June 30, 1996. The impact of the effect of the consolidation on the changes in assets and liabilities has been eliminated from the Statement of Cash Flows.

     Management's Discussion and Analysis of Financial Condition
                   and Results of Operations

                     LIQUIDITY AND CAPITAL RESOURCES

    The Company s cash and cash equivalents decreased $2.7 million during the first six months of 1996. Net income from operations after adding back non-cash charges generated $7.3 million in cash. Inventories grew in the first half, using $2.9 million in cash. The increase in inventories was a result of a greater than anticipated change in the mix of products sold at the Company s U.S. motion technology group, inventory purchases for a large color control customer with product shipments to occur in the second half of 1996, and an increase in stock inventory to take advantage of volume discounts by the Company s Electro-Optical division. Accounts receivable generated $0.5 million in cash. Accounts payable and accrued liabilities used $4.1 million as a result of payments in connection with long term contracts, payments of costs associated with the sale of a portion of the Company s instrumentation business in France, and scheduled payments made during the first quarter of 1996.

    Investing activities used $0.7 million in cash during the first half of 1996. The Company received $2.4 million in the first half for the sale of certain assets of the Company s French instrumentation business. The Company made an additional equity investment in Servotronix Ltd. of $1.4 million. The Company made capital expenditures of $2.1 million.

    Financing activities used $3.0 million in the first half of 1996. On February 19, 1996 the Company redeemed all of its Series D Convertible Preferred Stock ( Preferred Stock ) for its redemption value plus a 10% premium and all unpaid dividends which totaled $25.8 million. The Company financed the redemption through a $25 million five year amortizing term loan with the Company s lead bank. The Company made repayments of its long term debt of $2.5 million.

    In late April 1996, the Company entered into a lease financing arrangement with a leasing company to provide for the financing of up to $5 million in equipment purchases for the Company s U.S. operations. To date, approximately $2 million of equipment has been funded under the agreement.

    The Company believes that it can generate sufficient cash from operations and its current credit and lease facilities to finance its cash requirements for capital expenditures, sinking fund payments, and working capital requirements for the next twelve months. The preceding forward-looking statements are subject to significant risks and uncertainties, which may cause the Company s actual experience to differ from its expectations. These risks and uncertainties include, among other things, the possibility that the Company s capital needs will be greater than expected, due to, for example, lower than expected revenues, operating losses, increased working capital needs, unanticipated capital expenditure requirements and acquisitions, and the possibility that external borrowings, financing arrangements, or other capital sources will not be available as anticipated or will not be available on terms that are favorable to the Company.

                      RESULTS OF OPERATIONS

    Sales for the quarter ended June 30, 1996 were $59.8 million, and net income was $2.2 million or $0.22 per common share. This compares with second quarter 1995 sales of $58.9 million and net income of $1.8 million or $0.13 per common share. Included in the 1995 amounts were sales for Photo Research, a division which was sold by the Company in October 1995, and a significant portion of the Company s French instrumentation business which was sold in the first quarter of 1996. Excluding the sales of the businesses sold, sales for the second quarter would have been $59.8 million and $53.4 million in 1996 and 1995, respectively, an increase of 12%. Earnings per share are computed after payment of preferred dividends. Due to the redemption of the Company s Preferred Stock on February 19, 1996, no preferred dividends were paid in the second quarter of 1996 versus $581 thousand in the second quarter of 1995.

    Gross profit as a percentage of sales has remained unchanged for the three months ended June 30, 1996 and 1995 at 33.7%, and has improved slightly to 33.7% from 33.5% in the six month period ended June 30, 1996 and June 30, 1995, respectively.

    Selling and marketing expenses declined 12.8% to $6.7 million from $7.7 million for the three months ended June 30, 1996 and 1995, respectively. For the six months ended June 30, 1996 and 1995, selling and marketing expenses declined 5.6% to $14.0 million from $14.9 million, respectively. The decline in selling and marketing expenses for the three and six month periods reflects the impact of the businesses sold while being somewhat offset by increased selling and marketing spending at the Company s U.S. motion technology group.

    Administrative expenses increased 18.4% and 14.4% for the three and six month periods ending June 30, 1996 as compared to the corresponding period of the prior year. The increase reflects increased spending to support the implementation of new information systems at the Company s U.S. motion technology group, the consolidation of the Company s Indian subsidiary offsetting the expenses of the businesses sold, and increased spending necessary to support the higher levels of business.

    Research and development expenses declined 8.3% and 2.1% for the three and six month periods ended June 30, 1996, as compared to the same period of the prior year. Spending on research and development by the Company's motion technology segment increased in 1996 over 1995, but this increase was more than offset by the impact of the businesses sold.

    Backlog at June 30, 1996 was $113 million versus $137 million at June 30, 1995, and $108 million at December 31, 1995. The decline versus the second quarter 1995 reflects the elimination of the backlogs of the businesses sold and a decline in the balance on certain long-term military contracts. The increase in the backlog since year end reflects increases in the Company s motion technology business, more than offsetting the backlog associated with the Company s French instrumentation business which was sold during the first half of the year.

                   Segments of Business Information
                       (dollars in thousands)

                               For the               For the
                         Three Months Ended       Six Months Ended
                             June 30,                 June 30,
                         ------------------       ---------------
                          1996     1995      1996     1995
                       ------------------ ------------------
Motion Technologies Group:
   Net sales           $ 36,349 $ 33,383  $ 71,602 $ 63,372
   Operating income    $  3,162 $  2,570  $  5,778 $  4,577

Electro-Optical Instruments:
   Net sales             23,439   25,504    45,226   48,931
   Operating income       1,716    1,615     3,154    2,957

General Corporate:
   Operating expenses    (2,649)  (2,347)   (5,055)  (4,524)

Consolidated:
   Net sales           $ 59,788 $ 58,887  $116,828 $112,303
   Operating income    $  2,229 $  1,838  $  3,877 $  3,010


    In the Motion Technologies Group, second quarter 1996 sales were $36.3 million, an increase of 9% over the same period a year ago. Sales at the Company s U.S. motion technology group increased approximately $2 million or 7%, principally in the industrial and commercial products group. Sales at the Company s French motion technology division increased $1 million or 14% reflecting an increase in revenues on research and development contracts for the aerospace industry.

    Operating income was $3.2 million for this segment, an increase of 23% over the same period of 1995. The increase in operating income was a result of increased sales volume which was partially offset by increased operating expenses associated with the higher levels of business.

    Backlog for this segment at the end of the second quarter of 1996 was $62 million an increase of $6 million or 12% over year end 1995.

    In the Electro-Optical Instruments segment, sales were $23.4 million for the second quarter of 1996, a decrease of 8% from the same period a year ago. Excluding the sales of the businesses sold by the Company in 1995 and 1996, sales in the remaining businesses increased 17% in the second quarter of 1996 as compared to the same period a year ago. The increase in sales was attributable to revenue increases at the Company s consulting engineering business, and the Company s Electro-Optical Division on long term defense contracts.

    Operating income in this segment for the second quarter of 1996 was $1.7 million versus $1.6 million for the second quarter of 1995. Excluding the results of the businesses sold for both 1995 and 1996, operating income was $2.1 million in the second quarter of 1996 as compared to $2.0 million in the same period in 1995. The slight increase in operating income was a result of the increased operating income of the Company s consulting engineering business offsetting lower operating income at the Company s color instrumentation and defense businesses.

    Backlog for this segment at the end of the second quarter of 1996 was $51 million, down 4% from year-end 1995. Excluding the French instrumentation business sold by the Company, the backlog remained unchanged from year-end 1995.

    General corporate expenses includes interest expense, interest income, and general corporate administrative expenses. Interest expense increased for the second quarter of 1996 as compared to the second quarter of 1995 reflecting higher debt levels due to the term loan used to finance the redemption of the Preferred Stock.


                     PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits - Listed below are the exhibits filed with this report.

            10(c)    Kollmorgen 1991 Long Term Incentive Plan as
                     amended by shareholders at the Annual Meeting of
                     Shareholders held on May 8, 1996.
            10(h)    Kollmorgen 1992 Stock Ownership Plan for Non-
                     Employee Directors as amended by shareholders at
                     the Annual Meeting of Shareholders held on
                     May 8, 1996.
            11       Statement re computation of per share earnings.
            27       Financial Data Schedules

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


Date:   August 14, 1996