Form 10-Q
period 1996-09-30
KOLLMORGEN CORP
filed 1996-11-14
CIK 56583

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 1996

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

            Class                    Outstanding at November 12, 1996
Common Stock, $2.50 par value                      9,749,706 shares

                            KOLLMORGEN CORPORATION


                                    INDEX




                                                             Page No.


PART I - Financial Information


               Consolidated Statements of Operations for                 3
                   the Three Months and Nine Months Ended
                   September 30, 1996 and 1995 (unaudited)


               Consolidated Balance Sheets as of                         4
                   September 30, 1996 (unaudited) and
                   December 31, 1995


               Consolidated Statements of Cash Flows                     5-6
                   for the Nine Months Ended
                   September 30, 1996 and 1995 (unaudited)


               Notes to Consolidated Financial Statements                7


               Management's Discussion and Analysis of Financial         8-11
                   Condition and Results of Operations




PART II - Other Information                                    11

                       PART I - FINANCIAL INFORMATION

                   KOLLMORGEN CORPORATION AND SUBSIDIARIES
                    Consolidated Statements of Operations
              (Dollars in thousands, except per share amounts)
                                 (unaudited)
                                                  For the                   For the
                                            Three Months Ended           Nine Months Ended
                                               September 30,               September 30,
                                            -------------------          -----------------
                                      1996     1995           1996     1995
                                    ---------              ------------------ ---------
Net sales                           $ 52,830               $ 54,668 $169,658  $166,971

Cost of sales                         35,305  36,079        112,749  110,808
                                    ---------              ------------------ ---------
Gross profit                          17,525  18,589         56,909   56,163
                                    ---------              ------------------ ---------
Selling and marketing expense          6,576   7,359         20,601   22,221
General and administrative expense     5,708   5,364         18,256   16,335
Research and development expense       2,670   3,162          9,024    9,653
                                    ---------              ------------------ ---------
Income before interest and taxes       2,571   2,704          9,028    7,954
                                    ---------              ------------------ ---------
Interest and other (income) expense:
   Interest expense                    1,389   1,267          4,192    3,747
   Interest (income)                     (95)   (135)          (386)    (504)
   Other (income) expense               (367)     71            (41)     200
                                    ---------              ------------------ ---------
Income before minority interest and
      income taxes                     1,644   1,501          5,263    4,511
Minority interest                        160       0            418        0
                                    ---------              ------------------ ---------
Income before taxes                    1,804   1,501          5,681    4,511
Provision for income taxes                 0       0              0        0
                                    ---------              ------------------ ---------
Net income                          $  1,804               $  1,501 $  5,681  $  4,511
                                    =========              ================== =========
Earnings per common share:
   Primary                          $   0.18               $   0.10 $   0.54  $   0.29
                                    =========              ================== =========
   Fully diluted                    $   0.18               $   0.10 $   0.54  $   0.29
                                    =========              ================== =========
Number of shares used in calculating
      earnings per common share:
   Primary                         10,044,000              9,670,000         10,036,000 9,659,000
                                   ==========              =========         ========== =========
   Fully diluted                   10,056,000              9,670,000         10,082,000 9,659,000
                                   ======-===              =========         ========== =========

See accompanying notes to consolidated financial statements

                          KOLLMORGEN CORPORATION AND SUBSIDIARIES
                                 Consolidated Balance Sheets
                                   (Dollars in thousands)
                                           ASSETS
                                                           September 30,
                                                               1996             December 31,
                                                            (unaudited)            1995
                                                ----------       ----------
Current assets:
     Cash and cash equivalents                  $  14,096        $  17,789
     Accounts receivable (net of reserve of
        $586 in 1996 and $697 in 1995)             39,895           40,831
     Recoverable amounts on long-term contracts     6,510           12,116
     Inventories                                   29,634           26,210
     Prepaid expenses and other current assets      2,001            1,557
                                                 ---------        ---------
Total current assets                               92,136           98,503
                                                 ---------        ---------
Property, plant and equipment, net                 27,678           28,803
Goodwill                                            4,639            5,631
Other assets                                       14,512           14,537
                                                 ---------        ---------
                                                $ 138,965        $ 147,474
                                                 =========        =========

                LIABILITIES and SHAREHOLDERS' EQUITY

Current liabilities:
    Notes payable to banks                      $   8,752        $   9,019
    Current portion of long-term debt               6,891            3,901
    Redeemable preferred stock                          0            2,756
    Accounts payable                               18,657           24,969
    Accrued liabilities                            28,973           30,393
                                                 ---------        ---------
Total current liabilities                          63,273           71,038
                                                 ---------        ---------
Long-term debt                                     53,551           36,888
Other liabilities                                   5,439            5,501
Minority interest                                     381                0
Redeemable preferred stock                              0           22,750
Common shareholders' equity:
    Common stock                                   26,912           26,904
    Additional paid-in capital                     13,362           14,343
    Accumulated deficit                           (13,277)         (18,958)
    Cumulative translation adjustments             (1,617)          (1,454)
    Less common stock in treasury, at cost         (9,059)          (9,538)
                                                 ---------        ---------
Total common shareholders' equity                  16,321           11,297
                                                 ---------        ---------
                                                $ 138,965        $ 147,474
                                                 =========        =========

See accompanying notes to consolidated financial statements.

              KOLLMORGEN CORPORATION AND SUBSIDIARIES
               Consolidated Statements of Cash Flows
                   (Dollars in thousands)
                         (unaudited)
                                                           For the
                                                      Nine Months Ended
                                                         September 30,
                                                      ------------------
                                                   1996         1995
                                                ----------   ----------
Cash flows from operating activities:
Net income from operations                      $   5,681    $   4,511
Adjustments to reconcile net income to
  net cash provided by operating activities:
 Depreciation                                       4,569        4,616
 Amortization                                         798          910
 Loss on sale of assets                               211            0
 Minority interest                                   (418)           0
 Other non-cash expenses                               34           36
Changes in assets and liabilities:
 Restricted cash                                        0        8,000
 Accounts and notes receivable                        (40)      (2,991)
 Recoverable amounts on long-term contracts         5,606       (1,654)
 Inventories                                       (2,855)      (4,252)
 Prepaid expenses                                    (466)         (94)
 Accounts payable and accrued liabilities          (7,219)       3,771
 Deferred income taxes and other expenses            (671)        (112)
 Other                                                 28           97
                                                 ---------    ---------
   Net cash provided by operations                  5,258       12,838
                                                 ---------    ---------
Cash flows from investing activities:
 Capital expenditures                              (3,828)      (2,888)
 Proceeds from sale of assets                       2,930        2,605
 Equity investments                                (1,404)           0
 Cash of subsidiary acquired                           97            0
 Long term notes receivable (net of repayments)       396            0
                                                 ---------    ---------
   Net cash used in investing activities           (1,809)        (283)
                                                 ---------    ---------
Cash flows from financing activities:
 Net borrowings (repayments) under credit lines     1,216         (784)
 Borrowings of long-term debt                      25,000            0
 Principal repayments on long-term debt and other notes         (7,215)   (3,423)
 Common stock issued from treasury                    312          226
 Redemption of preferred stock                    (25,506)           0
 Dividends paid on common and preferred stock        (874)      (2,233)
                                                 ---------    ---------
   Net cash used in financing activities           (7,067)      (6,214)
                                                 ---------    ---------



 Effect of exchange rate changes on cash              (75)        (708)
                                                 ---------    ---------
 Net increase (decrease) in cash and cash equivalents           (3,693)    5,633
 Cash and cash equivalents at beginning of period  17,789        7,165
                                                 ---------    ---------
 Cash and cash equivalents at end of period     $  14,096    $  12,798
                                                 =========    =========



SUPPLEMENTAL CASH FLOW INFORMATION
 Cash paid during the period for:
    Interest                                    $   3,278    $   2,627
    Income taxes (net of refunds)                     703          (15)






See accompanying notes to consolidated financial statements.

                            KOLLMORGEN CORPORATION AND SUBSIDIARIES
                          Notes to Consolidated Financial Statements
                                   September 30, 1996


1. The accompanying unaudited consolidated financial statements include the accounts of Kollmorgen Corporation and all of its majority owned subsidiaries. Certain reclassifications have been made to the prior years' financial statements to conform to 1996 classifications.

2. In the opinion of management, the unaudited consolidated financial statements included herein contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's and its consolidated subsidiaries financial condition at Septemer 30, 1996, the results of operations for the three-month and nine-month periods ended September 30, 1996 and 1995, and the cash flows for the nine-month periods ended September 30, 1996 and 1995. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. See Management s Discussion and Analysis of Financial Condition and Results of Operations for additional information. These interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

3. Earnings per common share is based on net income less the dividends and interest accretion on redeemable preferred stock (redeemed February 1996) divided by the weighted average number of common and common equivalent shares outstanding. Fully diluted net income assumes full conversion of all convertible securities into common stock which include the convertible subordinated debentures and redeemable preferred stock.

4.             Inventories (net) consist of the following:

                                 September 30,    December 31,
                                     1996             1995
                                 -------------    ------------
             Raw materials           $ 14,525         $15,110
             Work in process           10,352           7,653
             Finished goods             4,757           3,447
                                      --------        --------
                                     $ 29,634        $ 26,210
                                      ========        ========

5. Effective March 1, 1996, the Company sold a significant portion of its French instrumentation business for 12 million French francs (approximately $2.4 million).

6. Effective June 30, 1996, the Company concluded the acquisition of 51% of the stock of Kollmorgen Tandon (India) (KTI). Consequently, KTI is included in the results of operations for the three and nine months ended September 30, 1996 and its balance sheet has been consolidated at September 30, 1996. The impact of the effect of the consolidation on the changes in assets and liabilities has been eliminated from the Statement of Cash Flows.

      Management's Discussion and Analysis of Financial Condition
                    and Results of Operations

                     LIQUIDITY AND CAPITAL RESOURCES

     The Company s cash and cash equivalents decreased $3.7 million during the first nine months of 1996. Net income from operations after adding back non-cash charges generated $10.9 million in cash. Inventories grew in the first three quarters, using $2.9 million in cash. The increase in inventories was a result of a greater than anticipated change in the mix of products sold at the Company s U.S. motion technology group, inventory purchases for a large color control order, and an increase in stock inventory to take advantage of volume discounts by the Company s Electro-Optical division. Recoverable amounts on long-term contracts generated $5.6 million as a result of higher than anticipated progress payments being received by the Company s Electro-Optical division. Accounts payable and accrued liabilities used $7.6 million as a result of payments in connection with long-term contracts, payments of costs associated with the sale of a portion of the Company s instrumentation business in France, and scheduled payments made during the first quarter of 1996.

     Investing activities used $1.8 million in cash during the first nine months of 1996. The Company received $2.4 million in the first half of the year for the sale of certain assets of the Company s French instrumentation business, and $0.5 million for the sale of idle property in the third quarter of 1996. The Company made an additional equity investment in Servotronix Ltd. of $1.4 million. The Company made capital expenditures of $3.8 million.

     Financing activities used $7.1 million in the first nine months of 1996. On February 19, 1996 the Company redeemed all of its Series D Convertible Preferred Stock ( Preferred Stock ) for its redemption value plus a 10% premium and all unpaid dividends which totaled $25.8 million. The Company financed the redemption through a $25 million five year amortizing term loan with the Company s lead bank. The Company made scheduled repayments of its long-term debt of $7.2 million.

     In late April 1996, the Company entered into a lease financing arrangement with a leasing company to provide for the financing of up to $5 million in equipment purchases for the Company s U.S. operations. To date, approximately $2.0 million of equipment has been funded under the agreement.

     The Company believes that it can generate sufficient cash from operations and its current credit and lease lines of credit to finance its cash requirements for capital expenditures, sinking fund payments, and working capital requirements for the next twelve months. The preceding forward-looking statements are subject to significant risks and uncertainties, which may cause the Company s actual experience to differ from its expectations. These risks and uncertainties include, among other things, the possibility that the Company s capital needs will be greater than expected, due to, for example, lower than expected revenues, operating losses, increased working capital needs, unanticipated capital expenditure requirements and acquisitions, and the possibility that external borrowings, financing arrangements, or other capital sources will not be available as anticipated or will not be available on terms that are favorable to the Company.

                      RESULTS OF OPERATIONS

     Sales for the quarter ended September 30, 1996 were $52.8 million, and net income was $1.8 million or $0.18 per common share. This compares with third quarter 1995 sales of $54.7 million and net income of $1.5 million or $0.10 per common share. Included in the 1995 amounts were sales for Photo Research, a division which was sold by the Company in October 1995, and a significant portion of the Company s French instrumentation business which was sold in the first quarter of 1996. Excluding the sales of the businesses sold, sales for the third quarter would have been $52.8 million and $50.4 million in 1996 and 1995, respectively, an increase of 4.8%. Earnings per share are computed after payment of preferred dividends. Due to the redemption of the Company s Preferred Stock on February 19, 1996, no preferred dividends were paid in the third quarter of 1996 versus $582 thousand in the third quarter of 1995.

     Selling and marketing expenses declined 10.6% to $6.6 million from $7.4 million for the three months ended September 30, 1996 and 1995, respectively. For the nine months ended September 30, 1996 and 1995, selling and marketing expenses declined 7.3% to $20.6 million from $22.2 million, respectively. The decline in selling and marketing expenses for the three and nine month periods reflects the impact of the businesses sold. However, this was partially offset by increased selling and marketing spending at the Company s U.S. motion technology group.

     Administrative expenses increased 6.4% and 11.8% for the three and nine month periods ending September 30, 1996 as compared to the corresponding periods of the prior year. The increase reflects increased spending to support the implementation of new information systems at the Company s U.S. motion technology group, the consolidation of the Company s Indian subsidiary, and increased spending necessary to support the higher levels of business.

     Research and development expenses declined 15.6% and 6.5% for the three and nine month periods ended September 30, 1996, as compared to the same period of the prior year. This decline is principally the result of the sale of businesses. Spending on research and development by the Company s motion technology segment increased for the year in 1996 over 1995.

     Backlog at September 30, 1996 was $101.8 million versus $121.4 million at September 30, 1995, and $108.4 million at December 31, 1995. The decline versus both the 1995 third quarter and year-end reflects the elimination of the backlogs of the businesses sold and a decline in the balance on certain long-term military contracts.

                    Segments of Business Information
                        (Dollars in thousands)

                                For the              For the
                          Three Months Ended      Nine Months Ended
                             September 30,         September 30,
                          ------------------      -----------------
                           1996     1995      1996     1995
                        ------------------ ------------------
Motion Technologies Group:
   Net sales            $ 33,770 $ 32,079  $105,372 $ 95,451
   Operating income     $  2,229 $  2,425  $  8,007 $  7,002

Electro-Optical Instruments:
   Net sales              19,060   22,589    64,286   71,520
   Operating income        2,234    1,431     5,388    4,388

General Corporate:
   Operating expenses      2,659    2,355     7,714    6,879

Consolidated:
   Net sales            $ 52,830 $ 54,668  $169,658 $166,971
   Operating income     $  1,804 $  1,501  $  5,681 $  4,511



     In the Motion Technologies Group, third quarter 1996 sales were $33.8 million, an increase of 5.3% over the same period a year ago. Sales at the Company s U.S. motion technology group increased approximately $1.0 million or 3.8%, principally in the industrial and commercial products group. Third quarter sales at the Company s French motion technology operation increased $0.7 million or 11.5% reflecting an increase in revenues on research and development contracts for the aerospace industry.

     Operating income for the third quarter was $2.2 million for this segment, a decrease of 8.1% over the same period of 1995. The decrease in operating income was a result of decreased margins and increased sales and marketing expenses associated with new products, increased R&D spending and unfavorable product mix.

     Backlog for this segment at the end of the third quarter of 1996 was $56.2 million, an increase of $1.0 million or 1.7% over year-end 1995.

     In the Electro-Optical Instruments segment, sales were $19.1 million for the third quarter of 1996, a decrease of 15.6% from the same period a year ago. Excluding the sales of the businesses sold by the Company in both 1995 and 1996, sales in the remaining businesses increased 4.0% in the third quarter of 1996 as compared to the same period a year ago. The increase in sales was attributable to revenue increases at the Company s consulting engineering business and color measurement systems business more than offsetting a sales decrease at the Company s Electro-Optical division on long-term defense contracts.

     Operating income in this segment for the third quarter of 1996 was $2.2 million versus $1.4 million for the third quarter of 1995. Excluding the results of the businesses sold for both 1995 and 1996, operating income was $2.3 million in the third quarter of 1996 as compared to $1.5 million in the same period in 1995. The increase in operating income was a result of the increased operating income of the Company s consulting engineering and color instrumentation businesses.

     Backlog for this segment at the end of the third quarter of 1996 was $45.6 million, down 14.2% from year-end 1995. Excluding the French instrumentation business sold by the Company, the backlog declined 10.0% from year-end 1995 which reflects a decline in long-term military contracts.

     General corporate expenses includes interest expense, interest income, and general corporate administrative expenses. Interest expense increased for the third quarter of 1996 as compared to the third quarter of 1995 reflecting higher debt levels due to the term loan used to finance the redemption of the Preferred Stock.






                      PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits -- Listed below are the exhibits filed with this report.

         Exhibit 10 Master Equipment Lease Agreement dated as of April 19, 1996, between Provident Commercial Group, Inc. and Kollmorgen Corporation incorporated by reference to EX-10 of the Form SE filed on November 13, 1996, for the period ended September 30, 1996.

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


Date:    November 14, 1996