Form 10-K
period 1996-12-31
KOLLMORGEN CORP
filed 1997-03-31
CIK 56583

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                            FORM 10-K

/x/ Annual report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the fiscal year ended December 31, 1996, or / / Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from ________ to
    _______.

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

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.     /   /

    State the aggregate market value of the voting stock held by non-
affiliates of the registrant.      $134,919,979 as of March 19, 1997.

    Indicate the number of outstanding shares of the registrant's Common
Stock.       9,772,562 shares as of March 19, 1997.

               DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the 1997 Definitive Proxy Statement to be filed for the 1997 Annual Meeting of Shareholders are incorporated by reference into
Part III.

                          PART I

Item 1. Business.

    (a) General.  Kollmorgen Corporation, incorporated in the State of
New York in 1916, has operations in two industry segments: the motion technologies group and electro-optical instruments. The term the "Company" as used herein refers to Kollmorgen Corporation and its subsidiaries.

    (b) Financial Information about Industry Segments. A table setting forth the amounts of revenue, operating profit or loss and identifiable assets attributable to each of the Company's industry segments in each of its last three fiscal years is contained in Note 19 captioned "Industry Segment Information to the Financial Statements."

    (c) Narrative Description of Business

    Motion Technologies Group.

    The Company believes that it is one of the major worldwide manufacturers of high performance, brushless, permanent magnet motors with associated electronic servo amplifiers and servo feedback components.
These products are manufactured in the United States by the Company's Inland Motor, Industrial Drives and PMI Divisions. In addition, the Company manufactures motion technology products through its French
subsidiary, Kollmorgen Artus.   The Inland Motor Division designs and
manufactures specialty d.c. torque motors, servo motors, tachometer generators, electromechanical actuators and associated high technology drive electronics used worldwide in aerospace, defense, process control, medical, and machine tool applications. The Industrial Drives Division manufactures a line of specialty drive motors and related electronic amplifiers which are used in a variety of industrial applications including industrial automation, process control, machine tools, underwater equipment, and robotics. In the second quarter 1996, the Company introduced a new line of digital drives being sold under the trademark "Servostar" developed by the Company and its affiliate in Israel, Servotronix, Ltd. In addition, this Division sells a line of stepper motors and brushless motors used for office and factory automation, instrumentation, and medical applications. The PMI Division designs, manufactures and distributes a line of low inertia, high speed of response, d.c. motors and associated electronics plus feedback devices used primarily in industrial automation and medical applications. Commencing in 1996, this Division began selling linear motors for various industrial applications. Kollmorgen Artus manufactures and sells generators, special motors, electromechanical actuators and drive electronics, synchros, and resolvers, which are sold worldwide into the defense and aerospace market. During early 1997, Kollmorgen Artus announced the successful test flight of its proprietary ac/dc regulated power management system on the Bell-Boeing V-22 Osprey tiltrotor aircraft.

    In addition to the Company's principal facilities referenced under the caption Item 2. "Properties," the Company in recent years has begun the manufacture and assembly of its motion technologies products in other geographic locations. The Company's Industrial Drives Division, through a joint venture in Bombay, India, manufactures high volume, fractional horsepower motors primarily for the computer peripheral and electronics markets. The Company also distributes, and has begun the manufacture of, its industrial motors products in the People's Republic of China through a majority-owned joint venture company, Tianjin Kollmorgen Industrial Drives Corporation, located in Tianjin, PRC. Kollmorgen Artus recently completed the construction of a new motor assembly facility in Bien Hoa, Vietnam.

    In the specialty motor and drive business, competitive advantage is gained by the ability of the Company to design new or adapt existing motors and drive systems to meet relatively stringent packaging and performance requirements of customers, most of whom are original equipment manufacturers purchasing the motors and drives for inclusion in their end product. While meeting these stringent technical specifications, the motors and drives must also be price competitive. The number and identity of the competitors in this segment varies depending upon the particular industry and product application. Several large European and Japanese manufacturers, either directly or through joint ventures with American companies, have been able to compete successfully in the United States machine tool and industrial automation marketplaces, including the market for industrial motors of the type that the Company's Industrial Drives manufactures. In other markets, there are relatively few competitors for each marketplace or application, and generally they are specialized domestic or foreign motor manufacturers.

    In the United States, the products sold into the industrial/commercial markets are marketed and sold by the Company's Industrial and Commercial Products Sales Group, and the products sold into the defense and aerospace markets are marketed by the Aerospace and Defense Products Sales Group. Depending upon the particular motor product or control system in question, the products of the Company's motion technologies group are marketed and sold directly through qualified technical personnel employed by the Company, or through manufacturers' representatives or distributors, or by a combination of the foregoing.

    The backlog of the motion technologies group at the end of 1996 was $54 million essentially all of which is expected to be shipped in 1997.

    Electro-Optical Instruments.

    During 1996, the Company's electro-optical business was conducted principally by one domestic division and two subsidiaries: the Electro-Optical Division, Kollmorgen Instruments Corporation, and Proto-Power Corporation. The products of this industry segment serve two broad customer groups: military and industrial/commercial. The Company serves the military market primarily through the Electro-Optical Division located in Northampton, Massachusetts. This Division has been the primary designer and major supplier of submarine periscopes and related spare parts to the United States Navy since 1916 and also markets and sells submarine periscopes to navies throughout the world.

    This Division also has been an important supplier of other electro-
optical instruments for various weapon systems.   These instruments often
possess highly advanced servo-driven optical systems and may use lasers, infrared detectors, or low-light level television imaging systems for night vision. During 1996, this operation has received option awards of approximately $7.6 million from the Naval Sea Systems Command for optical sights for the DDG-51 Arleigh-Burke Class guided missile destroyers and in early 1997 received an additional award of $5.1 million for these products. In July, 1996, this Division received an award from the U.S. Army Tank Automotive and Armaments Command for its new CLAWSTM weapon control system design for a variety of small arms weapon systems.

    In 1995, the Company received a $35 million long-term contract from the Naval Sea Systems Command for the design and production of a photonics mast system which is intended to replace existing optical periscopes.
Also, in 1995 the Electro-Optical Division received two additional awards from the United States Navy. The first, a long-term contract initially valued at $1.8 million, for three Type 8 Mod 3 periscopes, included an option valued in excess of $28 million for 42 additional periscopes. The second contract, valued at $6.9 million, for the design and fabrication of a modular mast system for a new class of attack submarines, also included an option for delivery of production units valued in excess of $10 million. During 1996, the Division was awarded a $4.5 million contract for submarine periscopes by the Brazilian Navy and received a $4.1 million option award for Type 8 Mod 3 periscopes by the US Navy. The US Navy also exercised an option for $7.1 million of Type 8 Mod 3 periscopes in the 1997 first quarter.

    During 1996, the Company served the industrial/commercial marketplace through a wholly-owned subsidiary, Kollmorgen Instruments Corporation, which operated through its Macbeth Division. The Macbeth Division, located in New Windsor, New York, designs, manufactures and sells worldwide specialized instruments and materials used for the measurement of color and light utilized in the textile, paint, paper, plastics and many other industries where the measurement of color is important. It also manufactures densitometers, which are used to control photographic and printing processes by measuring the opacity or density of materials, such as films, inks, and dyes. This Division manufactures specialized lighting devices for the inspection and comparison of transparencies and prints in the photographic and printing industries and manufactures standard lighting sources used in evaluating color and produces a line of color standards sold under the U.S. registered trademark "Munsell". In recent years, this Division has entered into several multi-year development and production contracts with large domestic and foreign paint manufacturers to deliver a proprietary multi-angle spectrophotometer for use in matching metal paints for automobile refinishing. Kollmorgen Instruments GmbH, a German subsidiary, designs and manufactures a product line of on-line spectrophotometers. In Europe, these and other Macbeth products are distributed through Kollmorgen Instruments GmbH, Kollmorgen (U.K.) Limited, the Company's wholly-owned English subsidiary, and through independent representatives and dealers.

    In January, 1997 the Company announced the signing of a definitive agreement with the shareholders of Gretag AG ("Gretag"), a Swiss Company, to form a new Swiss Company to be called Gretag-Macbeth Holding AG ("Holding"). The Company, effective December 31, 1996, contributed all of its "Macbeth" electro-optical instruments businesses to Holding, namely its Macbeth Division, Kollmorgen (U.K.) Limited and Kollmorgen Instruments, GmbH. The Gretag shareholders agreed to contribute all of Gretag's Color

Control Systems business located in Switzerland, Germany and the United States to Holding. The parties to this transaction have also announced that they intend to bring Holding public on the Swiss Stock Exchange subject to market conditions. The Company's Macbeth businesses and the Gretag businesses had combined revenues of approximately $56 million in 1996. The Company will own 48% of Holding and the Gretag shareholders will own 52%. Control of Holding will be shared equally by the parties. The offices of Holding will be located in New Windsor, New York. The Gretag CCS business manufactures and sells worlwide, a complete line of color control instrumentation to the graphic arts marketplace. Products include densitometers for the color control of printing and spectrophotometers and related software for ink formulation and on-line quality control. This business has recently introduced a new line of hand-held spectrophotometers for the desktop publishing and digital imaging markets that is being sold under the SpectrolineTM trademark. The Gretag CCS business has its principal manufacturing facility in Regensdorf, Switzerland, and its products are sold in approximately 60 countries through a network of dealers and distributors.

    Proto-Power Corporation, a wholly-owned subsidiary of the Company, is a consulting engineering company that primarily provides services for the modification and upgrade of nuclear and fossil power plants of domestic electric utility companies and independent power producers. In recent years, this subsidiary has licensed its proprietary computer-aided engineering software to a number of its customers for analyzing the performance of power plant systems and equipment. As a result of Nuclear Regulatory Commission mandated improvements for nuclear plant systems and documentation, this business has been able to take advantage of its expertise and significantly increased revenues at its existing customer base.

    Kollmorgen Artus also manufactures and sells calibration equipment for air traffic control navigation aids. In the first quarter of 1996, Kollmorgen Artus sold its SorelTM fault detection product line.

    Within this segment, military products represented 43% of sales in 1996, and 43% of sales in 1995, and 44% of sales in 1994. The Company's military business is characterized by long-term contracts which require the delivery of products over more than one year and progress payments during the manufacture of the product. Competition is generally limited to divisions of large multinational companies which specialize in military contracting. To date, the Company has been able to compete effectively against these larger companies because of the Company's experience and expertise in the specialized areas which it serves.

    The backlog of the electro-optical instruments segment at the end of 1996 was $42 million of which approximately 80% is expected to be shipped in 1997.

    Customer Base.

    Except to the extent that sales to the U.S. government under numerous prime and sub-contracts may be considered as sales to a single customer, the Company's business is not characterized by dependence upon one customer or a few customers, the loss of any of which would have a materially adverse effect on its total business. Typical of all engineered or custom-made component businesses, the Company's motion technologies group is characterized by a customer base founded upon a number of large key accounts, the importance of any one of which can vary from year to year. During 1996, no customer accounted for 10% or more of the Company's consolidated revenues.

    Government Sales.

    In 1996, sales to the U.S. Government or for U.S. Government end-use represented approximately 18% of revenues, of which 12% were generated from the electro-optical instruments segment and 6% was from the motion technologies group.

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

    Research and Development.

    During 1996, the Company spent $12.1 million or approximately 5.3% of its consolidated sales on research activities related to the development of new products. This compares to $13.2 million or 5.8% in 1995, and $10.8 million or 5.7% in 1994. Substantially all of this amount was sponsored by the Company.

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

    Employees.

    The Company is currently a party to one collective bargaining agreement. The Company's Electro-Optical Division is a party to a three-year agreement expiring in August, 1999, with the International Association of Machinists and Aerospace Workers that currently covers 34 employees.

    As of December 31, 1996, the Company employed approximately 1,850 employees. The Company believes that it enjoys satisfactory relations with its employees, including those covered by the collective bargaining agreement.

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

Item 4. Submission of Matters to a Vote of Security Holders.

   Not applicable.

Executive Officers of the Company.

   The following is a list of the Company's executive officers, their ages and their positions as of March 15, 1997:

                          Present    Business Experience During
      Name       Age      Office          Past Five Years

Gideon Argov      40     President Chairman of the Board since
                            and    March 1996, President and Chief
                           Chief   Executive Officer since November
                         Executive 1991; Director since May 1991.
                          Officer  From March 1988 to May 1991,
                                   President and Chief Executive
                                   Officer and Director of High
                                   Voltage Engineering Company.
                                   Prior to that date, for five
                                   years a manager and senior
                                   consultant with Bain & Company.

Robert J. Cobuzzi 55      Senior   Senior Vice President (since
                           Vice    February 1993), Treasurer and
                        President, Chief Financial Officer since
                        Treasurer  July 1991.  From April 1989 to
                           and     July 1991, Vice President and
                          Chief    Treasurer of High Voltage
                         Financial Engineering Company.  Prior to
                          Officer  April 1989, Vice President and
                                   Chief Financial Officer of
                                   Ausimont N.V.

James A. Eder     51       Vice    Vice President since January
                        President, 1990; General Counsel since
                        Secretary  December 1991, and Secretary
                           and     since 1983.  Previously he had
                         General   been Assistant Corporate Counsel
                         Counsel   from 1977 to 1982.

Mark E. Petty     41       Vice    Vice President since January 1,
                         President 1996.  President of the Company's
                                   U.S. Motion Technologies Group
                                   since 1994.  Prior to that, he
                                   held several management positions
                                   in the Company since March 1992.
                                   Previously, President of General
                                   Eastern, a Division of High
                                   Voltage Engineering Company.

Keith D. Jones             38 Controller     Corporate Controller since May,
                         and Chief 1996.  Chief Accounting Officer
                        Accounting since March, 1996.  Director of
                          Officer  Finance and Corporate Controller of
                                   Cambridge Biotech Corporation from
                                   September 1991 to August 1995.

  All officers are elected annually for one-year terms at the organizational meeting of the Board of Directors held immediately following the annual meeting of shareholders.

                          PART II

Item 5. Market for the Company's Common Equity and Related Shareholder
    Matters.

  The Company's Common Stock is traded on the New York Stock Exchange. There were approximately 2,200 registered holders of the Company's Common Stock on March 14, 1997. The following table sets forth the high and low sales price for shares of the Company's Common Stock within the last two fiscal years and the dividends paid during each quarterly period.

                          SELECTED QUARTERLY STOCK DATA
                    (in thousands, except per share amounts)
               1 Q 96 2 Q 96 3 Q 96       4 Q 96 1 Q 95       2 Q 95    3 Q 95    4 Q 95
Market price per
  common share:
    High:      13 1/8 15 5/8 14 3/4       13 3/4 6 7/8  8 7/8 12        11 1/4
    Low:        9 5/8 11 3/8 10 1/2       10 1/8 5 5/8  6 1/8  8         9
Shares of common
  stock traded:        1,152  1,215          818  1,710         752        821     1,770       961
Dividends per
  common share  $.02   $.02    $.02         $.02  $.02   $.02   $.02      $.02
Average outstanding
  common shares and
  common share
  equivalents   9,706 10,092 10,044       10,028  9,650        9,658     9,670     9,692


Item 6.   Selected Financial Data.

  The following table sets forth selected consolidated financial data for the Company for each of the five fiscal years 1992 through 1996. All dollar amounts are in thousands except per share data.

                       SELECTED FINANCIAL DATA
                      1996       1995*       1994       1993       1992
Net sales         $ 230,424   $ 228,655  $ 191,771  $ 185,538  $ 194,859
Net income (loss)     8,904       7,157      4,051      4,752     (8,725)

Total assets        141,330     147,474    138,201    134,008    149,568
Total debt           65,541      49,808     53,991     53,524     56,170
Redeemable preferred
 stock (See Note 8 to
 Financial Statements)               -      25,506     22,532     22,407    22,282

Common share data:
  Number of average
   outstanding shares
   and equivalents10,042,106   9,667,434  9,641,698  9,632,232  9,627,228
 Net income (loss)   $  .86      $  .26     $  .18     $  .25     $(1.14)
 Cash dividends      $  .08      $  .08     $  .08     $  .08     $  .08

* After payment of the 10% premium on the redemption of the Series D Convertible Preferred Stock. See Note 8 to the financial statements.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  This filing contains forward-looking statements which involve risks and uncertainties. The Company s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference are set forth in the Company's Form 8-K dated January 27, 1997.

  On January 16, 1997 the Company completed an agreement ( Subscription Agreement ) to combine effective December 31, 1996 its Macbeth division
( Macbeth ) with the Color Control Systems business of Gretag AG ( Gretag ). Macbeth and Gretag will be owned by a Swiss holding company, Gretag-Macbeth Holding AG ( Holding ) which will be equally controlled by the Company and the shareholders of Gretag AG who will own 48% and 52% of Holding, respectively. Accordingly, the results of operations and statement of cash flows for the twelve months ended December 31, 1996 reflect the inclusion of Macbeth, and the consolidated balance sheet as of December 31, 1996 reflects the net asset value of Macbeth under the caption "Investment in joint venture", which will be accounted for under the equity method prospectively.

  In March, 1996 the Company sold a significant portion of its instrumentation business located in France for 12 million French francs (approximately $2.4 million), the approximate book value of the assets sold. In October, 1995 the Company sold its Photo Research business for $3.2 million in cash after expenses relating to the sale, which resulted in a gain of approximately $0.9 million. Collectively these two businesses will be referred to as the Businesses Sold .

  On January 19, 1996 the Company entered into a term loan with the Company s lead bank which amended its existing loan agreement to include a $25 million five year amortizing term loan for the purpose of the redemption in February, 1996 of the Company s Series D Convertible Preferred Stock (the "Preferred Stock"). The Preferred Stock had a dividend rate of 9.5% versus the 7.45% interest rate of the term loan, and consequently the redemption had a beneficial impact in 1996 on the Company s earnings per share. Additionally, unlike the dividends on the Preferred Stock, interest payments are deductible from taxable income and will have a favorable impact to the Company in 1997 as its tax benefit carryforwards were essentially utilized in 1996.

                            Results of Operations

  For the year ended December 31, 1996, the Company had sales of $230.4 million and net income of $8.9 million, equal to $0.86 per common share. These results compare with 1995 sales of $228.7 million and net income of $7.2 million equal to $0.26 per common share, and 1994 sales of $191.8 million and net income of $4.1 million, equal to $0.18 per common share. Deducted from earnings in the calculation of earnings per share in 1995 was the 10% premium of $2.3 million, or $0.24 per share, as required by the early redemption of the Preferred Stock in February, 1996.

  The Company's sales increased 1% in 1996 over 1995. Excluding the Businesses Sold, revenues increased 9% which is attributable to increased revenue in both of the Company's business segments. Overall within its two segments, the Company s aerospace and defense related revenues decreased 3% and industrial and commercial revenues increased 3%. Domestic sales increased 3% in 1996 over 1995 and sales to customers outside of the United States decreased 3% over 1995. The Company s sales increase of 19% in 1995 over 1994 is also attributable to increased revenues in both of the Company s business segments.

  The Company s overall gross margin improved as a percent of sales to 34% in 1996 versus 33% in 1995, as a margin decline in the electro-optical instruments segment was more than offset by margin gains in the motion technologies segment. Both changes in gross margin were primarily a result of sales volume. The Company s gross margin declined to 33% in 1995 as compared to 35% in 1994, as a result of margin declines in the Company s motion technologies group caused by increases in Original Equipment Manufacturer ( OEM ) sales, at margins lower than the segment s other businesses.

  Sales and marketing expenses were $27.6 million or 12% of sales for 1996 as compared to $29.4 million or 13% of sales for 1995 and $27.8 million or 14% of sales for 1994. The decrease in spending in 1996 was the result of the exclusion of the Businesses Sold for most of 1996. The increase in spending in 1995 as compared to 1994 was primarily the result of increased expenses incurred by the Company s Macbeth division in connection with the launching of several new products and the expansion of its worldwide sales and marketing operations.

  Research and development expenses were $12.1 million or 5% of sales in 1996, $13.2 million or 6% of sales in 1995, and $10.8 million or 6% of sales in 1994. The decrease in spending in 1996 was the result of excluding the Businesses Sold for most of 1996. The increase in research and development spending in 1995 over 1994 was primarily attributable to the support of long-term contracts awarded to the Company s French aerospace and defense operation, and for the development of commercial products introduced in 1995 and 1996.

  Interest expense was $5.8 million, $4.7 million, and $4.6 million, in
1996, 1995, and 1994, respectively. The increase in interest expense in 1996 over 1995 reflects the impact of the $25 million term loan that the Company
entered into to fund the redemption of its Preferred Stock.   Interest
expense remained relatively flat from 1994 to 1995 as the debt the Company incurred in connection with the 1994 acquisitions of certain assets of Hightech Components Ltd. and Sperry Marine, Inc., and the increased bank debt of the Company s French subsidiary, was offset by the reduction in long-term debt as a result of the Company's annual mandatory sinking fund payments on its two convertible subordinated debentures.

  General corporate expenses included interest expense net of investment income and general and administrative expenses. The Company had a zero tax rate in 1996 as a result of the substantial utilization of its remaining net operating loss and other tax credit carryforwards. The Company s tax rate is expected to be approximately 25% on a consolidated basis in 1997. The Company recognized tax benefits of approximately $0.8 million for the year 1994 resulting from resolution of certain prior year tax assessments.

                           Motion Technologies Group

  Sales in the motion technologies group increased to $141.3 million in 1996, up 8% from $130.8 million in 1995. Sales in 1995 were up 27% compared to 1994 sales of $103.4 million. In 1996 this segment increased its domestic revenues by 9% and foreign revenues by 7% over 1995. Sales to the defense market decreased 2% as compared to 1995, while sales to the non-defense markets increased 12%. The most significant increase in sales was in the Company s U.S. commercial business where revenues increased 14% over 1995, largely as a result of increased sales of its motion control systems to specialty machine manufacturers. The sales increase in 1995 versus 1994 reflects an increase in the group s domestic commercial business primarily to OEM s, and its French subsidiary which sells primarily to the aerospace and defense market.

  Operating income (excluding corporate expenses) for this segment was $11.3 million and $9.8 million in 1996 and 1995, respectively, and the operating income was $8.5 million in 1994. The increase in operating income in 1996 over 1995 was a result of the increased revenues discussed above. Operating profit as a percent of sales increased in 1996 to 8% from 7%.
Gross margins for the segment increased to 31% in 1996 from 30% in 1995. This increase was principally due to the increased sales resulting from the successful application of domestic aerospace and defense products into the industrial and commercial market. Additionally, the Company s French motion technology subsidiary had improved gross margins over 1995 due to increased revenues without an increase in fixed costs. Manufacturing cost reductions and unit price increases in 1996 improved the gross margins on ongoing OEM contracts. The positive improvements in gross margin were somewhat offset by lower gross margins on the Company s commercial products, caused in large part by product mix changes due to new product transition and a slowdown in the semi-conductor equipment industry.

  Information concerning gross margins and operating expenses for 1995 reflect certain reclassifications between the two business segments to be consistent with the 1996 presentation, and which result in minor variations from the prior year s report.

  The motion technologies group s research and development spending increased to 6% of sales in 1996 from 5% in 1995. Spending increased in the U.S. on new product development, and to support two aerospace programs at the Company s French subsidiary. Sales and marketing expenses increased 6% in 1996 over 1995, but remained at 12% of sales for both years.

  The segment s operating income of $9.8 million for 1995 improved as compared to $8.5 million in 1994 as a result of the increased revenues of the group. Gross margins in 1995 declined to 30% as compared to 35% in 1994 due to the increased amount of OEM sales which historically have been at lower gross margins than the group s other business. R&D spending in 1995 remained at 5% of sales as compared with 1994, and sales and marketing expenses were 12% of sales in 1995 as compared to 14% in 1994.

  New orders for this segment were up 8% in 1996 over 1995.  The
Industrial and Commercial Products group had an increase in new orders of 18%, and the Aerospace and Defense Products group showed a decline of 3% compared to 1995. Backlog for this segment was $54.0 and $56.2 million at December 31, 1996 and 1995, respectively. The Company believes the decrease is primarily due to shorter lead-time requirements of the segment s customers, particularly in the non-defense markets. In 1995, new orders were up 14% over 1994, and backlog decreased $4.1 million from $60.3 million at December 31, 1994.

  Capital expenditures in 1996, 1995, and 1994 for this segment were $3.7 million, $2.7 million and $3.0 million, respectively, principally for replacement of existing equipment and investments in new equipment to improve manufacturing efficiency.

                           ELECTRO-OPTICAL INSTRUMENTS

  Sales in the electro-optical instruments segment decreased to $89.2 million, down 9% from $97.8 million in 1995. Sales in 1995 increased by 11% over 1994 sales of $88.4 million. The decrease in 1996 versus 1995 was due to the impact of the Businesses Sold. Excluding the Businesses Sold, sales in 1996 increased 10% as compared to 1995. The increase was due primarily to sales at the Company s Proto-Power consulting engineering business where sales nearly doubled in 1996 versus 1995. Sales of color instrumentation products at the Company s Macbeth division increased 6% in 1996. The Electro-Optical division showed a decline of 6% in revenues as compared to 1995 on a long-term military contract for surface naval weapons directors.

     Operating income (excluding corporate expenses) for this segment was $8.1 million in 1996 an increase of 27% over 1995 operating income of $6.4 million which was up 93% from 1994 operating income of $3.3 million. Excluding the impact of the Businesses Sold, operating income rose 22% to $9.2 million in 1996 as compared with $7.6 million in 1995. The increase in 1996 over 1995 is primarily a result of increased sales volume at the Company's Proto-Power division. Operating income in the Macbeth light and instrumentation business also improved due to increased sales volume, and lower operating expenses than in 1995 due to decreased personnel and marketing costs.

     Gross margins for this segment declined slightly in 1996 over 1995, decreasing to 38% from 39%. Margin declines at the segment s Electro-Optical division were a result of lower sales volume.

     Research and development spending decreased 46% in 1996 versus 1995 reflecting the impact of the Businesses Sold, which when excluded would result in a decrease of $0.2 million or 6% in R&D spending versus 1995. Sales and marketing expenses decreased 20% in 1996 over 1995. Excluding the Businesses Sold, sales and marketing expenses remained flat from 1995 to 1996, but declined as a percentage of sales to 12% from 13% in 1995.

     Operating income in 1995 of $6.4 million was up 93% from 1994. The increase was attributable to the contribution from increased sales by the Company s Electro-Optical, Macbeth, and Proto-Power divisions.

     Backlog for this segment was $41.8 million, $53.1 million, and $58.3 million at December 31, 1996, 1995, and 1994, respectively. The decrease in 1996 was caused in large part by the decrease in new orders under long-term military contracts by the Electro-Optical division, and the elimination of the backlog of the Businesses Sold.

     Capital expenditures in 1996, 1995, and 1994 for this segment were $1.2 million, $1.1 million, and $1.7 million, respectively, primarily for replacement of existing equipment and investment in new equipment to improve the efficiency of product manufacturing.

                        Liquidity and Capital Resources

     The Company's consolidated cash position decreased by $4.3 million during 1996. Cash provided from operations was $6.4 million, while $0.1 million was provided by investing activities due primarily to the sale of assets, and $10.4 million was used for financing activities.

     At December 31, 1996, the Company was contingently liable for $7.9 million of standby letters of credit issued principally to secure advance payments received from foreign customers on long-term military contracts.

     Accounts receivable growth used $9.7 million of cash reflecting significant increases of progress billings on long-term military contracts, and the increased revenues at the Company s Proto-Power division.
Inventories used $0.4 million of cash as compared to $3.9 million in the prior year, reflecting the Company s focus on reducing inventory purchases in 1996. Recoverable amounts on long-term contracts decreased by $7.1 million reflecting the attainment of billing milestones on long term military contracts under the percentage-of-completion method. Accounts payable and accrued liabilities used $3.8 million in cash reflecting payments made in connection with the sale of a portion of the Company s instrumentation business in France and scheduled payments made in the first quarter of 1996.

     The Company's investing activities in 1996 included expenditures of $4.8 million for property, plant and equipment primarily for replacement of existing equipment and investment in new equipment to improve the efficiency of manufacturing. In early 1996 the Company sold a portion of its instrumentation business located in France and received $2.4 million. The Company also sold two buildings which it did not occupy in 1996 receiving $2.9 million in cash after expenses. The Company invested $1.4 million to purchase stock in Servotronix, Ltd. a company in Israel which is involved in the joint development of high performance digital drives and controls with the Company s motion technologies group. In 1997 the Company intends to make additional investments of approximately $8.5 million in cash and the Company s common stock to acquire the balance of the outstanding shares of Servotronix.

     The Company's financing activities used $10.4 million of cash during the year. On January 19, 1996 the Company entered into a five year $25 million term loan to finance the redemption of its outstanding Preferred Stock, which was redeemed in cash for $25.8 million in February 1996. Scheduled payments under the term loan were $2.3 million in 1996. Dividends, both common and preferred, accounted for $1.1 million. The Company also made mandatory sinking fund payments on its two convertible subordinated debentures totaling $3.8 million. The Company is required, under the terms of the convertible subordinated debenture agreements, to make certain mandatory sinking fund payments each year through the year 2009. The Company paid $1.9 million against notes the Company issued in connection with the 1994 acquisition of the submarine periscope assets of Sperry Marine, Inc. and the assets of Hightech Components Ltd. At the Company's French facility, $1.1 million was repaid against existing credit lines.

     In April, 1996 the Company entered into a lease financing arrangement with a leasing company to provide for the financing of up to $5 million for equipment purchases through March 31, 1997. During 1996 the Company financed approximately $2.8 million under the equipment lease agreement.

     Capital spending for 1997 is expected to be at the same level as 1996. The Company expects to obtain lease or debt financing for some of its capital requirements for 1997. The Company s need, cost of, and access to funds are dependent on future operating results, as well as conditions external to the Company. The Company continues to focus on working capital reductions and effective cash management in order to maximize the amount of available cash. The Company believes that with the cash generated from operations and with its current and future borrowing capacity it will be able to finance its 1997 capital expenditures, sinking fund payments, working capital requirements, and acquisition commitments. The preceding forward-looking statements are subject to significant risks and uncertainties, which may cause the Company s actual experience to differ from its expectations. These risks and uncertainties include, among other things, the possibility that the Company s capital needs will be greater than expected, due to, for example, lower than expected revenues, operating losses, increased working capital needs, unanticipated capital expenditure requirements and acquisitions, and the possibility that external borrowings, financing arrangements, or other capital sources will not be available as anticipated or will not be available on terms that are favorable to the Company.

Item 8.  Financial Statements and Supplementary Data.

     The information required by this Item 8 is included in Item 14(a) of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                                PART III

Item 10. Directors and Executive Officers of the Company.

     The information required by this Item 10 of Form 10-K relating to directors who are nominees, and to directors continuing in office after the Company's Annual Meeting of Shareholders to be held on May 14, 1997, is contained in the definitive proxy statement to be filed with the Securities and Exchange Commission (the "Commission") on or before April 7, 1997, under the headings "Nominees", and "Continuing Directors", and such information is incorporated herein by reference in response to this item.

     The information required by this Item 10 of Form 10-K with respect to executive officers is set forth in Part I of this Form 10-K under the heading "Executive Officers of the Company".

Item 11. Executive Compensation.

     The information required by this Item 11 of Form 10-K is contained in the Company's definitive proxy statement to be filed with the Commission on or before April 7, 1997, under the heading "Executive Compensation" and such information is incorporated herein by reference in response to this item.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     The information required by this Item 12 of Form 10-K is contained in the definitive proxy statement to be filed with the Commission on or before April 7, 1997, under the headings "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" and such information is incorporated herein by reference in response to this item.

Item 13.  Certain Relationships and Related Transactions.

     None.

                                PART IV

Item 14.  Exhibits, Financial Statements, Schedules, and Reports on Form 8-K.

     (a) The following documents are filed as part of this report:

         (1) Financial Statements. See Index to Financial Statements on page 19.

         (2)     Exhibits.  See Exhibit Index on page 48.

     (b) Reports on Form 8-K.

         (i) On January 27, 1997, the Company filed a current report on Form 8-K setting forth certain risk factors relating to forward looking statements that the Company and its representatives may make from time to time.

         (ii) On January 31, 1997, the Company filed a current report on Form 8-K announcing the signing of an agreement with the shareholders of Gretag AG relating to the formation of Gretag-Macbeth Holding AG, a new Swiss joint venture composed of the Company's Macbeth color business and the Gretag Color Control Systems business.

                               SIGNATURES


     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Kollmorgen Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              KOLLMORGEN CORPORATION


                                 /s/  Robert J. Cobuzzi
                              Robert J. Cobuzzi
                              Its: Senior Vice President, Treasurer
                                      and Chief Financial Officer
                                  March 28, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


  /s/  Gideon Argov
Gideon Argov                          March 28, 1997
President and
Chief Executive Officer/Director


  /s/  Robert J. Cobuzzi
Robert J. Cobuzzi                         March 28, 1997
Senior Vice President, Treasurer and
Chief Financial Officer/Director


  /s/  Keith D. Jones
Keith D. Jones                            March 28, 1997
Controller and
Chief Accounting Officer


  /s/  James A. Eder
James A. Eder                             March 28, 1997
Vice President and Secretary and
Attorney-in-Fact For:

    James H. Kasschau, Director           Geoffrey S. Rehnert, Director

    J. Douglas Maxwell, Jr., Director     George P. Stephan, Director

    Robert N. Parker, Director

                                INDEX TO FINANCIAL STATEMENTS


  The following consolidated financial statements of the Company and its subsidiaries are included in response to Item 8.

                                                        Page(s) in
                                                         Form 10-K
                                                        -----------

  Report of Independent Accountants                       20

  Consolidated Balance Sheets as of
    December 31, 1996 and 1995                         21-22

  Consolidated Statements of Operations
    for the years ended December 31,
    1996, 1995 and 1994                                23

  Consolidated Statements of Shareholders'
    Equity for the years ended
    December 31, 1996, 1995 and 1994                   24-25

  Consolidated Statements of Cash Flows
    for the years ended December 31, 1996,
    1995 and 1994                                      26-27

  Notes to Consolidated Financial Statements              28-47

                    REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders
Kollmorgen Corporation:

  We have audited the accompanying consolidated balance sheets of Kollmorgen Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kollmorgen Corporation and subsidiaries as of December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.




                                         /s/ Coopers & Lybrand L.L.P.


Boston, Massachusetts
January 27, 1997


KOLLMORGEN CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 1996 and 1995
(Dollars in thousands)

ASSETS                                   1996          1995
------                                 --------      --------
Current assets:
   Cash and cash equivalents (Note 1)$  13,445     $  17,789
   Accounts receivable (net of reserve
     of $772 in 1996 and $697 in 1995)  43,189        40,831
   Recoverable amounts on long-term
     contracts                           4,973        12,116
   Inventories (Note 3)                 22,450        26,210
   Prepaid expenses                      1,645         1,557
                                      ---------     ---------

Total current assets                    85,702        98,503
                                      ---------     ---------

Property, plant and equipment, net (Note 4)           25,147    28,803

Goodwill (net of accumulated amortization
  of $771 in 1996 and $1,037 in 1995)    4,089         5,631

Deferred income taxes (Note 11)          1,728            -

Investment in joint venture (Note 2)    12,720            -

Other assets                            11,944        14,537
                                      ---------     ---------
                                     $ 141,330     $ 147,474
                                      =========     =========

The accompanying notes are an integral part of these consolidated financial statements.



LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
                                       1996          1995
                                    ---------     ---------
Current liabilities:
   Notes payable (Note 6)           $  5,545    $    9,019
   Current portion of long-term
     debt (Note 7)                     6,942         3,901
   Redeemable preferred stock (Note 8)    -          2,756
   Accrued compensation and payroll taxes            7,703     8,328
   Accounts payable                   21,765        24,969
   Accrued liabilities                19,053        22,065
                                    ---------     ---------
Total current liabilities             61,008        71,038
                                    ---------     ---------
Long-term debt (Note 7)               53,054        36,888

Other liabilities                      5,202         5,501

Minority interest                        287            -

Commitments and contingencies (Note 15)

Redeemable preferred stock (Note 8)
      Series D, par value $1.00 and
      liquidation value $1,000 per share
      --authorized, issued and outstanding
        shares, none in 1996 and
        23,187.5 in 1995                  -         22,750

Shareholders' equity (Notes 9 and 10):
   Common stock, par value $2.50 per share
      -- authorized 25,000,000 shares
      -- outstanding 10,765,570 shares in
           1996 and 10,762,024 in 199526,914        26,904
   Additional paid-in capital         13,166        14,343
   Accumulated deficit               (10,054)      (18,958)
   Cumulative translation adjustments    791        (1,454)
   Less common stock in treasury, at cost
      --   1,012,508 shares in 1996 and
           1,068,558 shares in 1995   (9,038)       (9,538)
                                    ---------     ---------

Total shareholders' equity            21,779        11,297
                                    ---------     ---------

                                   $ 141,330     $ 147,474
                                    =========     =========

The accompanying notes are an integral part of these consolidated financial statements.


KOLLMORGEN CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the Years Ended December 31, 1996, 1995, and 1994
(Dollars in thousands, except per share amounts)

                                     1996        1995        1994
                                   --------    --------    --------
Net sales                         $230,424    $228,655    $191,771
Cost of sales                      152,928     152,614     124,627
                                   --------    --------    --------
Gross profit                        77,496      76,041      67,144
                                   --------    --------    --------
Selling and marketing expense       27,570      29,412      27,753
General and administrative expense  24,348      22,435      21,491
Research and development expense    12,143      13,178      10,843
                                   --------    --------    --------
Income before interest, minority
  interest, and taxes               13,435      11,016       7,057
                                   --------    --------    --------
Other (income) expense:
    Interest expense                 5,806       4,702       4,558
    Interest (income)                 (493)       (695)       (879)
    Other, net                        (268)       (148)         142
                                   --------    --------    --------
Income before minority interest
  and income taxes                   8,390       7,157       3,236

Minority interest                      514          -           -

Income tax benefit (Note 11)            -           -          815
                                   --------    --------    --------
Net income                        $  8,904    $  7,157    $  4,051
                                   ========    ========    ========

Net income available to common
  shareholders                    $  8,619    $  2,509    $  1,727
                                   ========    ========    ========

Earnings per common share           $  .86      $  .26      $  .18
                                     =====       =====       =====

Number of shares used in calculating
      earnings per share            10,042       9,670       9,642
                                   ========    ========    ========


The accompanying notes are an integral part of these consolidated financial statements.


KOLLMORGEN CORPORATION AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity
December 31, 1996, 1995 and 1994 (dollars in thousands)
                                Common Stock       Add'l     Accum-     Cumulative    Treasury Stock           Total
                               --------------      Paid-in    ulated    Translation   --------------         -------------
                             Shares     Amount    Capital   Deficit    Adjustment   Shares     Amount     Shares     Amount
                            ----------  -------   -------   --------   ---------- ---------   --------  ---------   --------
Balance, December 31, 1993  10,750,030  $26,875   $23,447   $(30,166)   $(2,624)   (1,114,408) $(9,947)  9,635,622   $ 7,585
Net income                                                     4,051                                                   4,051
Common stock issuances           6,483       16        30                                        6,483                    46
Dividends paid on common
  and preferred stock                              (2,975)                                                            (2,975)
Commmon stock issued
  from treasury                                       (24)                              7,800       69       7,800        45
Accretion of preferred
  stock discount                                     (125)                                                              (125)
Translation adjustments                                                   1,253                                        1,253
                            ----------   -------  --------   --------   --------   ----------  --------   ---------  --------
Balance, December 31, 1994  10,756,513    26,891    20,353    (26,115)    (1,371)  (1,106,608)  (9,878)   9,649,905    9,880
Net income                                                      7,157                                                  7,157
Common stock issuances           5,511        13        35                                                    5,511       48
Dividends paid on common
  and preferred stock                               (2,978)                                                           (2,978)
Common stock issued
  from treasury                                        (97)                            38,050      340       38,050      243
Accretion of preferred
  stock discount                                      (652)                                                             (652)
Translation adjustments                                                      (83)                                        (83)
Preferred stock redemption
  premium                                           (2,318)                                                           (2,318)
                            ----------   -------   --------  --------    --------  ----------- --------   ---------  --------
Balance, December 31, 1995  10,762,024    26,904    14,343    (18,958)    (1,454)  (1,068,558)  (9,538)   9,693,466   11,297
Net income                                                      8,904                                                  8,904
Common stock issuances           3,546        10        34                                                    3,546       44
Dividends paid on common
  and preferred stock                               (1,069)                                                           (1,059)
Common stock issued from
  treasury                                            (142)                            56,050      500       56,050      358
Translation adjustments                                                    2,245                                       2,245
                            ----------   -------   --------  --------    --------   ----------  -------   ---------  --------



                                Common Stock       Add'l     Accum-     Cumulative    Treasury Stock             Total
                               --------------     Paid-in     ulated    Translation  --------------          -------------
                             Shares      Amount   Capital    Deficit    Adjustment   Shares      Amount    Shares     Amount
                            ----------  -------   -------    --------   ----------  ---------   --------  ---------  --------
Balance, December 31, 1996  10,765,570  $26,914   $13,166    $(10,054)  $   791     (1,012,508) $(9,038)  9,753,062  $21,779
                            ==========  =======   ========   =========  ========    ==========  ========  =========  ========


The accompanying notes are an integral part of these consolidated financial statements.


KOLLMORGEN CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended December 31, 1996, 1995, and 1994
(Dollars in thousands)

                                               1996       1995       1994
                                             --------   --------   --------
Cash flows from operating activities:
Income from operations                      $  8,904   $  7,157     $ 4,051
Adjustments to reconcile income to net cash
     provided by operating activities:
   Depreciation                                5,259      5,751      5,897
   Amortization                                1,063      1,848        781
   (Gain) on sale of assets                     (561)      (293)        -
   Minority interest                            (514)        -          -
   Other non-cash expenses                        44         48         46

Changes in operating assets and liabilities (net of effects from acquisitions and divestitures):

  Restricted cash                                 -       8,000     (1,280)
  Accounts receivable                         (9,664)    (2,194)    (3,154)
  Recoverable amounts on long-term contracts   7,143     (4,736)    (1,546)
  Inventories                                   (353)    (3,892)       512
  Prepaid expenses                              (840)      (248)      (501)
  Accounts payable and accrued liabilities    (3,832)     6,264     (1,329)
  Deferred income taxes and other expenses      (281)     1,051        714
                                             --------   --------   --------
Net cash provided by operating activities      6,368     18,756      4,191
                                             --------   --------   --------
Cash flows from investing activities:
  Capital expenditures                        (4,848)    (3,852)    (4,837)
  Proceeds from sale of assets (net of
     related expenses)                         5,762      5,619         -
  Equity investments                          (1,529)    (1,718)        -
  Cash of subsidiary acquired (divested), net   (481)        -          -
  Long term notes receivable, net              1,234       (425)        -
  Acquisition of Hightech Components and
     certain assets of Sperry Marine              -          -      (3,749)
                                             --------   --------   --------
Net cash provided by (used in) investing activities         138       (376)   (8,586)
                                             --------   --------   --------



The accompanying notes are an integral part of these consolidated financial statements.





                                               1996       1995       1994
                                             --------   --------   --------
Cash flows from financing activities:
  Net borrowings (repayments) under credit lines         (1,552)      (803)    1,351
  Principal repayment on other notes          (1,916)      (896)        -
  Common stock issued from treasury              358        243         45
  Redemption of preferred stock              (25,506)        -          -
  Principal payments under capital lease obligations        (95)       (42)      (33)
  Net borrowings (retirements) of long-term debt         19,394     (3,075)   (4,499)
  Dividends paid on common and preferred stock(1,069)    (2,978)    (2,975)
                                             --------   --------   --------
Net cash used in financing activities        (10,386)    (7,551)    (6,111)

   Effect of exchange rate changes on cash      (464)      (205)       (11)
                                             --------   --------   --------
Net increase (decrease) in cash and equivalents          (4,344)    10,624   (10,517)
Cash and cash equivalents at beginning of year17,789      7,165     17,682
                                             --------   --------   --------
Cash and cash equivalents at end of year     $13,445    $17,789    $ 7,165
                                             ========   ========   ========

Supplemental cash flow information
  Cash paid during the period for:
    Interest                                   5,467      4,704      4,809
    Income taxes (net of refunds)               (334)      (321)       101


   Acquisition of Hightech Components and
      assets of Sperry Marine:
        Fair value of assets acquired                                6,539
        Cash paid                                                    3,749
                                                                   --------
      Notes assumed                                                  2,790
                                                                   ========




The accompanying notes are an integral part of these consolidated financial statements.


KOLLMORGEN CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 1996, 1995, and 1994
(Dollars in thousands, except per share amounts)
_________________________________________________________________

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

    Principles of Consolidation   Except as discussed in Note 2, the
consolidated financial statements include the accounts of the Company and all of its majority-owned subsidiaries.

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

    Cash and Cash Equivalents   Cash equivalents are stated at cost that
approximates fair value. The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

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

    For financial reporting purposes, depreciation is provided generally on a straight-line basis over the estimated useful lives of the buildings (10 to 40 years) and the machinery and equipment (3 to 12 years). Leasehold improvements are depreciated over the remaining period of the existing leases. For income tax purposes, depreciation is computed by using various accelerated methods and, in some cases, different useful lives than those used for financial reporting.

    Goodwill and Intangibles   Goodwill consists of amounts by which the
cost of acquisitions exceeded the values assigned to net tangible assets. Intangible assets consist principally of patents. All of these assets are being amortized on a straight-line basis over periods ranging from 10 to 20 years.

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

    Revenue Recognition   Sales, other than revenues from major long-term
contracts, are recorded based upon product shipment or acceptance by the customer if earlier. Major programs that are performed under long-term contracts are accounted for using the percentage-of-completion method. Revenues recognized under this method were $31.7 million, $37.7 million, and $34.4 million in 1996, 1995, and 1994, respectively. In most cases the contracts also provide for progress billings over the life of the program.

    Earnings Per Common Share   Earnings per common share is based on net
income less the dividends, interest accretion and the premium paid (see Note
8) on redeemable preferred stock divided by the weighted average number of common and dilutive common equivalent shares outstanding. Fully diluted net income assumes full conversion of all convertible securities into common stock that include the convertible subordinated debentures and redeemable preferred stock. The fully diluted calculation does not result in significant dilution of net income per common share and, accordingly, is not presented.

    Income Taxes The Company accounts for income taxes under the liability method. Under this method, deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. A valuation allowance is required to offset any net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

    Postretirement Benefits Other Than Pensions   The Company has elected
the delayed recognition method in which the cost for employees hired prior to January 1, 1992, is being amortized over 20 years. The Company paid approximately $0.9 million in 1996 for postretirement benefits to retirees.

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

Note 2.    Investment in joint ventures

    On January 16, 1997, the Company completed an agreement ( Subscription Agreement ) to combine, effective December 31, 1996, its Macbeth division
( Macbeth ) with the Color Control Systems business of Gretag AG ( Gretag ). Macbeth and Gretag will be owned by a Swiss holding company ( Holding or the
 Joint Venture ) which will be equally controlled by the Company and the shareholders of Gretag AG who will own 48% and 52% of Holding, respectively. Accordingly, the results of operations and statement of cash flows for the twelve months ended December 31, 1996 reflect the inclusion of Macbeth, and the consolidated balance sheet as of December 31, 1996 reflects the net asset value of Macbeth as Investment in joint venture. The Company will account for this transaction using the equity method.

    Included in the Company s Investment in joint venture is a note receivable of 6.8 million Swiss francs (approximately $5.1 million) payable by the Joint Venture to the Company. The note is non-interest bearing until December 31, 1997 when it will accrue interest at 1% above the three month CHF LIBOR rate, which was 3% at December 31, 1996. The note is due in full from the proceeds of any initial public offering of the common stock of the Joint Venture. If the note has not been repaid by December 31, 1997, the note will be repaid in equal quarterly installments over a five year period commencing March 31, 1998. The fair value of this note at December 31, 1996 after consideration of imputed interest for the non-interest bearing period discounted at the Company's incremental borrowing rate of 8% is $4.3 million.

Note 3.    Inventories

    Inventories at December 31 consist of the following:

                                       1996         1995
                                    ---------    ---------
        Raw materials              $  11,816    $  15,110
        Work in process                8,118        7,653
        Finished goods                 2,516        3,447
                                    ---------    ---------
                                   $  22,450    $  26,210
                                    =========    =========

Note 4.    Property, Plant and Equipment

   Property, plant and equipment at December 31 consists of the following:

                                       1996         1995
                                    ---------    ---------
        Land                        $  1,460    $   2,086
        Leasehold improvements           812          792
        Buildings                     25,937       35,652
        Machinery and equipment       68,807       74,385
        Capital leases                   382          581
                                    ---------    ---------
                                      97,398      113,496
        Less accumulated depreciation
            and amortization          72,251       84,693
                                    ---------    ---------
                                    $ 25,147    $  28,803
                                    =========    =========

Note 5. Financial Instruments

   The Company has not used derivatives to hedge its exposure to market risks from changes in foreign exchange rates and interest rates. In 1996, however, as part of its borrowing facility with its lead bank (see Note 6) the Company entered into a $25 million five year amortizing interest rate swap which effectively converts a floating rate debt to a fixed rate of interest of 7.45%. The Company has no exposure to fluctuations in interest rates during the term of the loan, unless the Company was to prepay the loan and interest rates declined. The fair value of the interest rate swap at December 31, 1996, was $0.3 million.

   The Company s principal foreign operations are in countries in which the currency historically has been fairly stable. Management believes that any fluctuations in currency rates within these countries will not have a material adverse effect on the Company s financial condition, cash flows, or results of operations.

Note 6.   Lines of credit and notes payable

   Notes payable consist of the following at December 31:

                                   1996        1995
                                 --------        --------
                Foreign          $ 5,545         $ 7,103
                Domestic                  -            1,916
                                 --------        --------
                                 $ 5,545         $ 9,019
                                 ========        ========

   On January 19, 1996 the Company amended its borrowing facility with its lead bank to provide for (i) a five year $20 million revolving credit facility bearing interest at the bank's prime rate plus one half of one percent or the Eurodollar rate plus two percent (with a 21 million French franc facility for the Company s French subsidiary, and a $12.5 million sublimit on letters of credit), and (ii) a $25 million amortizing five year term loan. The term loan was for the sole purpose of redeeming the Convertible Preferred Stock as discussed in Note 8. The borrowing facility is secured by substantially all of the tangible and intangible assets of the Company (excluding real property). The facility contains certain financial covenants that the Company must comply with including limits on capital spending, minimum cash flow requirements, minimum tangible net worth, current ratio, and other ratios relating to the amount of total debt that the Company may have as compared to the Company s net worth and earnings. These requirements change during the term of the loan. The Company was in compliance with all covenants at December 31, 1996.

   At December 31, 1996, the Company had $7.9 million of standby and documentary letters of credit outstanding with its lead bank, approximately $4 million (21 million francs) under the French facility, and no amounts were outstanding under the domestic revolving credit facility.

   The Company's French subsidiary, Kollmorgen Artus, maintains working capital lines of credit with three French banks other than the Company s lead bank discussed above. At December 31, 1995 the Company had approximately $3.1 million outstanding and $0.7 million of availability under these lines of credit.

Note 7.    Long-term debt

   Long-term debt consists of the following:

                                       1996            1995
                                     --------        --------
8 3/4% Convertible subordinated
 debentures due 2009                $ 34,590        $ 36,340
10.50% Convertible subordinated
 debentures due 1997                   2,000           4,000
Term loan, 7.45% due through 2001     22,750              -

Term loan, 4.50% due through 2001        424              -
Term loans, 10.50% due 1997                9              28
Capital lease obligations                223             421
                                     --------        --------
                                      59,996          40,789
Less current maturities                6,942           3,901
                                     --------        --------
                                    $ 53,054        $ 36,888
                                     ========        ========

    The 8.75% Convertible Subordinated Debentures are convertible at any time prior to maturity, unless previously redeemed, into 1,006,987 shares of common stock of the Company at a conversion price of $34.35 per share, subject to adjustment in certain events. The Company is required to make annual sinking fund payments sufficient to retire at least $1.75, but not more than $3.5 million principal amounts commencing May 1, 19954, and each year thereafter including May 1, 2008. The balance, if any, is due on May 1, 2009. At December 31, 1996 the market price of these debentures approximated carrying value.

    The 10.50% Convertible Subordinated Debentures, issued in a private placement, are convertible into 80,000 shares of the Company's common stock at a price of $25 per share at any time prior to maturity, unless previously redeemed. The debentures are subject to mandatory sinking fund payments which commenced on August 1, 1993, and each year thereafter including
August 1, 1997, in the amount of $2 million of principal reduction.

    As described in Note 6 above, the 7.45% term loan was for the sole purpose of redeeming the Company s Preferred Stock (as described in Note 8), and the balance is to be repaid in mandatory installments of $3 million, $5.25 million, $6 million, $6.75 million, and $1.75 million in the years 1997, 1998, 1999, 2000, and 2001 respectively.

    The Company incurred $5.8 million, $4.7 million, and $4.6 million of interest expense on debt in 1996, 1995, and 1994, respectively.

    Long-term debt at December 31, 1996, matures as follows:

                 Date            Maturities
                 ----            ----------
                 1997            $ 6,942
                 1998              7,172
                 1999              7,806
                 2000              8,634
                 2001              3,602
                 Thereafter   25,840
                             --------
                             $59,996
                             ========
Note 8.   Preferred Stock

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

   On February 19, 1996, the Company redeemed all of the Preferred Stock.
The redemption price included a 10% premium of $2.3 million plus unpaid dividends through the date of redemption. At December 31, 1995 there were no unpaid dividends, and the Preferred Stock is shown at its liquidation value plus the 10% premium or $25.5 million. The Company borrowed $25 million to finance the redemption (see Note 6), and made required repayments in 1996 of $2.3 million. This amount together with the amount of the redemption to be funded from working capital, or a total of $2.8 million, is classified as a current liability on the accompanying balance sheet at December 31, 1995.

Note 9.    Common Stock, Additional Paid-in Capital and Treasury Stock

   Pursuant to the By-Laws of the Company, directors who are not employees of the Company receive an annual retainer of $12,000. Under the terms of the 1992 Stock Ownership Plan for Non-Employee Directors, each non-employee director receives at least 50% of his annual retainer in shares of common stock. The number of shares of common stock is based on the fair market value of such shares at the end of each quarterly period.

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

   The Rights are not exercisable until the earlier to occur of (i) 10 days following a public announcement (the date of such announcement being the "Stock Acquisition Date") that a person or group has acquired beneficial ownership of 20% or more of the then outstanding shares of capital stock of the Company entitled to vote or (ii) a date determined by the Board of Directors following the commencement of a tender or exchange offer which would result in a party beneficially owning 30% or more of the shares of voting stock of the Company.

   The Board of Directors of the Company may redeem the Rights at any time on or prior to the tenth day following the Stock Acquisition Date at a price of $0.01 per Right. Unless earlier redeemed, the Rights will expire on December 20, 1998.

   Common stock reserved for issuance at December 31, 1996 and 1995, were as follows: conversion of debentures and redeemable preferred stock -- 1,086,987 and 2,935,524, respectively; and stock options and other awards -- 1,634,991 and 1,122,441, respectively.

   As a result of the Company's losses in previous years, there was not a sufficient amount of retained earnings from which to pay dividends and, accordingly, dividends paid on common and preferred stock were charged to "Additional Paid-in Capital."

Note 10.    Stock option and purchase plans

   In October 1995, the FASB issued SFAS 123,  Accounting for Stock-Based
Compensation.   SFAS 123 is effective for periods beginning after December
15, 1995. SFAS 123 requires that companies either recognize compensation expense for grants of stock, stock options, and other equity instruments based on fair value, or provide pro forma disclosure of net income and earnings per share in the notes to the financial statements. The Company adopted the disclosure provisions of SFAS 123 in 1996 and continues to apply APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized. Pro forma amounts are indicated below.

   The Company s maintains two employee stock option plans under which grants have been made to officers and key employees. Additionally, the Company maintains a non-employee director "(NED)" stock option plan that provides, among other things, a one-time grant to each non-employee director of a non-qualified stock option to purchase (i) 15,000 shares of common stock and (ii) the right to acquire an additional option to purchase up to 10,000 shares if the non-employee director purchases a corresponding number of shares on the open market within ninety days after the grant. Generally, the options outstanding under the Company s stock plans: (a) are granted at prices which equate to the market value of the stock on the date of grant,
(b) vest ratably over a five year period for the employee plans and over a two year period for the NED plan and (c) expire ten years subsequent to award. At 12/31/96 the Company has authorized 1,309,991 and 325,000 shares for issuance under the employee plans and the NED plan, respectively. A total of 275,500 and 125,000 options were granted in 1996 under the employee plans and the NED plan, respectively.

   A summary of the status of the Company s stock options as of December 31, 1996, 1995, and 1994, and changes during the year ended on those dates is presented below:

                            1996             1995             1994
                          Weighted                 Weighted      Weighted
                           Average                  Average       Average
                   1996   Exercise           1995  Exercise   1994    Exercise
                  Shares   Price   Shares   Price   Shares   Price
                --------- --------         --------         --------  --------  --------
Outstanding at
   January 1      986,950         $ 7.95   905,700 $ 7.58    884,820  $ 7.87

Granted           400,500  10.91  209,000    9.16   146,000   7.47

Exercised         (56,050)          6.39   (38,050)           6.38      (6,800)   5.57

Canceled          (67,700)          8.38   (89,700)           7.75    (118,320)   9.71
                ----------                 --------              ---------
Outstanding at
   December 31  1,263,700   8.93  986,950    7.95   905,700   7.58
                ==========                 ========              =========
Options exercisable
   at December 31           576,200          7.97  453,850    7.88     374,400    7.98
                ==========                 ========              =========
Options available
   for future grant         256,163                118,009        256,320
                ==========                 ========              =========


    The fair value of each option granted during 1996 and 1995 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: (a) dividend yield of 0.8%, (b) expected volatility of 37%, (c) risk-free interest rate of 6.2%, in 1996 and 5.6% in 1995, and (d) expected life of 5 years. The Weighted Average Fair Value of options granted during the years 1996 and 1995 are $4.21 and $3.54, respectively.

    The following table summarizes information about currently outstanding and exercisable stock options at December 31, 1996:

                        Weighted
             Number of   Average   Weighted   Number    Weighted
  Range of    Options   Remaining   Average Exercisable  Average
  Exercise   Outstanding           Contractual          Exercise      at    Exercise
   Prices    at 12/31/96              Life    Price       12/31/96            Price
 ------------           -----------         ----------- --------  -----------    --------
$ 4.50- 6.75   145,900    6.4      $ 5.45    87,300     $ 5.28
  7.38-10.50   940,100    7.0        8.89   478,200       8.34
 11.63-14.06   177,700    9.0       12.03    10,700      13.16
             ---------                      -------
             1,263,700    7.2        8.93   576,200       7.97
             =========                      =======



    Had compensation costs for the Company s 1996 and 1995 grants for stock-based compensation plans been determined consistent with SFAS 123, the Company s net income and net income per share for 1996 and 1995 would approximate the pro forma amounts below:

                           1996                 1995
                     -----------------    ------------------
                   As Reported          Pro Forma   As Reported    Pro Forma
                   -----------          ---------   -----------    ---------
Net income           $8,904   $8,612      $7,157     $7,145
Net income per share            $0.86     $0.83        $0.26         $0.26


    The effect of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards prior to 1995, and additional awards in future years are anticipated.

Note 11.    Taxes on income

    The components of income (loss) before income taxes were as follows:

                                1996        1995      1994
                              --------   --------   --------
Domestic                      $ 9,436    $ 7,543    $ 5,001
Foreign                        (1,046)      (386)    (1,765)
                              --------   --------   --------
 Total                        $ 8,390    $ 7,157    $ 3,236
                              ========   ========   ========

    Statement of Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109") requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

    As required by FAS 109, management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Management has evaluated the components of its deferred tax assets, the anticipated taxable income of the Company, and concluded that, in accordance with applicable accounting standards, it is more likely than not that a portion of these assets will not be utilized.

    For income tax purposes the Company has elected to treat the transfer of the Macbeth assets into the Joint Venture as a taxable transaction. Accordingly, the Company will recognize a tax gain of the excess of the fair value of the Macbeth assets over their net tax value.

    The valuation allowance decreased during 1996 resulting from recognizing benefits from the utilization of net operating loss and tax credit carryforwards as a result of current income from operations and the tax gain from the formation of the Joint Venture.

    The provision (benefit) for income taxes consists of the following (in thousands):

                                1996       1995       1994
                              --------   --------   --------
Current provision (benefit):
   U.S. federal              $  1,543   $     61   $   (906)
   Foreign                         -        (235)        35
   State                          185         -          56
                              --------   --------   --------
                                1,728       (174)      (815)
                              --------   --------   --------
Deferred provision (benefit):
   U.S. federal                (1,487)        -          -
   Foreign                         -         174         -
   State                         (241)        -          -
                              --------   --------   --------
                               (1,728)       174         -
                              --------   --------   --------
Total                        $     -    $     -    $   (815)
                              ========   ========   ========

    The U.S. effective income tax rate from operations is different from the U.S. federal statutory rate for the following reasons:

                                   1996      1995      1994
                                --------  --------  --------
Income tax provision (benefit) if
   computed at U.S. federal rates        $  2,937  $  2,433  $  1,100
Gain on the formation of Joint Venture      8,645        -         -
Benefit of net operating loss
   carryforwards and tax credits          (13,487)   (2,650)   (1,769)
Foreign unutilized net operating
   losses and tax credits           364        -        646
Foreign tax rate variances           -         70        (2)
State income taxes net of
   federal benefit                1,602        -         37
Other                               (61)      147      (827)
                                --------  --------  --------
                               $     -   $     -   $   (815)
                                ========  ========  ========

    The deferred tax assets and liabilities are comprised of the following:

                                  12/31/96  12/31/95
                                 --------------------
    Bad debt reserve              $    197  $    233
    Employee benefit reserves        2,015       711
    Reserve for net realizable value
         of real estate              1,088     1,200
    Other                            3,526     3,807

    General business tax and
         other credits               4,477    18,842

    Property, plant and equipment   (2,215)   (2,527)
                                  --------- ---------
                                     9,388    22,266

    Valuation allowance             (7,660)  (22,266)
                                  --------- ---------
    Net deferred tax asset        $  1,728  $     -
                                  ========= =========


   For Federal income tax purposes, the Company has no domestic regular tax net operating loss carryforwards. The Company has foreign net operating losses of approximately $2.4 million and these net operating losses expire beginning in 1998.

Note 12.    Asset Acquisitions and Equity Investments

   In May, 1995 the Company entered into an agreement to acquire for $0.6 million, a 10% equity interest in Servotronix Ltd., an Israeli firm which designs and markets digital control systems for the motion control market. In 1996 the Company increased its equity interest in Servotronix to 25.1 % with payments totaling $1.4 million. The Company intends to purchase the remaining shares of Servotronix in 1997 for approximately $8.5 million, a portion of which may be paid in the Company s common stock.

   In 1995 the Company invested $1.0 million for a 51% interest in a joint venture in Bombay, India, to manufacture high volume brushless fractional horsepower motors. Additionally, the Company has advanced $1.9 million to the joint venture to fund its working capital requirements.
The joint venture was finalized in 1996 and the Company's proportionate share of the operating results has been included in the financial results of the Company for 1996. Management believes that the exclusion of the joint venture in 1995 does not have a material impact on the financial statements presented for that year.

Note 13.    Sale of Assets

   In March 1996 the Company sold a significant portion of its instrumentation business located in France for approximately $2.4 million, the net book value of the assets sold.

   During 1996 the Company sold real estate which it did not occupy for $2.9 million, net of related expenses, and which resulted in a gain of approximately $0.4 million.

   In February, 1995 the Company sold a vacant building which it had recorded as an asset held for sale at the end of 1994, and valued at $3 million, and which resulted in a loss of approximately $0.5 million.

   In October, 1995, the Company sold its Photo Research division for approximately $3.2 million in cash after deducting related expenses, and which resulted in a gain of approximately $0.9 million.

Note 14.     Leases

   The Company leases certain of its facilities and equipment under various operating and capital lease arrangements. Such arrangements generally include fair market value renewal and/or purchase options.

   Rent expense for operating leases amounted to $2.2 million in 1996, $2.5 million in 1995, and $2.1 million in 1994. Future minimum rental payments required under non-cancelable operating and capital leases having a lease term in excess of one year, together with the present value of the net minimum lease payments at December 31, 1996, are as follows:

                                     Operating          Capital
                                       Leases            Leases
                                   ----------    ----------
        1997                        $  1,704      $    117
        1998                           1,518            80
        1999                           1,391            55
        2000                           1,383             0
        2001                             995             0
        Thereafter                     3,300             0
                                     --------      --------
        Total minimum lease payments$ 10,291      $    252
                                     ========
        Less amounts representing interest             (29)
                                                   --------
        Present value of net minimum
               lease payments                     $    223
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

   Pursuant to the Subscription Agreement described in Note 2, the Company has retained certain potential liabilities of the Macbeth division. Management believes that the assumption of these potential liabilities will not have a material adverse effect on the financial position of the Company.

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

Note 16.    Pension and other employee benefit plans

   The Company maintains three non-contributory qualified defined benefit pension plans covering substantially all domestic employees (the

"Plans"). Plans covering most employees provide pension benefits based generally on the employee's years of service and final five-year or career average compensation. Due to full funding, the Plans currently have no required contribution by the Company.

   The net periodic pension cost for the years 1996, 1995 and 1994 included the following components:

                              1996       1995        1994
                            --------   --------    --------
Service cost               $  2,499   $  1,617    $  1,986
Interest cost                 3,633      3,123       3,104
Actual (return) loss on
   plan assets              (10,502)   (13,472)        158
Net amortization and deferral 4,280      8,396      (5,508)
                            --------   --------    --------
Net periodic pension cost
   (credit)                $    (90)  $   (336)   $   (260)
                            ========   ========    ========

    The assumptions used in determining the end of year benefit obligations included a discount rate of 6.50% in 1996 and 1995, and 8.25% in 1994, an expected investment return of 10% and compensation increases of 5%. The Plans' assets consist principally of cash, common stocks, and bonds.

    The Plans' funded status together with the amounts recognized in the Company's Balance Sheet at December 31 are as follows:

                                     1996            1995
                                   --------        --------
Actuarial present value of
  benefit obligations:
     Vested                       $(36,545)       $(40,853)
                                   ========        ========
     Accumulated                   (37,450)        (41,766)
                                   ========        ========
     Projected                     (51,729)        (56,600)
Plans' assets at fair value         63,879          58,357
                                   --------        --------
Plans' assets in excess of
   projected benefit obligation     12,150           1,757
Unrecognized net (gain) loss        (5,864)          4,931
Unrecognized net asset at January 1 (4,705)         (5,277)
Unrecognized prior service cost      1,717           1,798
                                   --------        --------
Prepaid pension cost              $  3,298        $  3,209
                                   ========        ========

    The Salaried Employees' Retirement Plan provides that in the event of a termination of that plan following a change in control of the Company, any assets of the plan remaining after provision is made for all benefits thereunder will be employed to supplement such benefits.

    The Company also maintains a Supplemental Retirement Income Plan ("SERP") for former key employees. The Company has accrued an actuarially determined liability of $3.5 million at December 31, 1996 and 1995, in anticipation of the payment of such benefits in the future to seven former employees who were designated as eligible by the Personnel and Compensation Committee for participation in the SERP program. The Company incurred a pension expense of $0.3 million in 1996 and in 1995 for the SERP.

    The Company has a voluntary 401(k) savings and investment plan designed to enhance the existing retirement program covering eligible domestic employees. In 1996, the Company matched 50% of each participant's contributions, up to a maximum contribution of 2% of base salary. Company contributions to this plan were $0.7 million, $0.5 million, and $0.2 million in 1996, 1995, and 1994, respectively.

    As a result of the formation of the Joint Venture as described in
Note 2, the Company expects the employees of Macbeth to become employees of the Joint Venture in 1997. This will be accounted for as a curtailment and a settlement under Statements of Accounting Standards No. 88, "Employers' Accounting for Settlement and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", and No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("FAS 106"). The gain or loss has not yet been determined.

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

    Net periodic postretirement benefit cost for 1996, 1995, and 1994 included the following components:

                                   1996       1995     1994
                                 --------   -------- --------
        Service cost             $   168    $   122  $   133
        Interest cost                423        460      435
        Amortization of obligation
           at transition             278        278      278
        Amortization of (gain)/loss    9         -        -
                                  -------    -------  -------
        Net periodic postretirement
           benefit cost          $   878    $   860  $   846
                                  =======    =======  =======

   The plan amounts recognized in the Company's Balance Sheet at December 31, 1996 and 1995, are as follows:

                                     1996            1995
                                   --------        --------
Accumulated postretirement benefit
   obligations:
     Retirees and dependents      $ (3,712)       $ (4,174)
     Fully eligible active plan
        participants                  (326)           (315)
     Other active plan participants (2,498)         (2,330)
                                   --------        --------
         Total                      (6,536)         (6,819)
Plan assets at fair value               -               -
                                   --------        --------
Accumulated postretirement benefit
   obligation in excess of plan assets              (6,536)   (6,819)
Unrecognized net (gain) loss           559             835
Unrecognized prior service cost         -               -
Unrecognized transition obligation   4,448           4,726
                                   --------        --------
Accrued postretirement benefit cost               $ (1,529) $ (1,258)
                                   ========        ========

    The Company's postretirement benefit plans are unfunded.

    For measurement purposes, a 6.0% annual rate of increase in the per capita cost of covered medical benefits was assumed for 1997; the rate was assumed to decrease to 5.5% for 1998 and remain at that level thereafter. Increasing the assumed health care cost trend rates by 1% in each year would increase the accumulated postretirement benefit obligation as of January 1, 1996, by $193 thousand and the aggregate of the service cost and interest cost components of net periodic postretirement benefit cost by $16 thousand.

    The weighted average discount rates used in determining the accumulated postretirement benefit obligation are 7.0% and 6.5% as of December 31, 1996 and 1995,respectively.

Note 18.   Foreign Operations and Geographic Segments, and Export Sales

    The impact of the Company's foreign operations upon the consolidated financial statements are summarized as follows (in thousands):


                       1996       1995         1994
                     --------   --------     --------
Net sales
    North America   $190,776   $180,891     $151,288
    Europe            48,806     56,269       45,922
    Other                440         -            -
    Eliminations      (9,598)    (8,505)      (5,439)
                    ---------  ---------    ---------
                    $230,424   $228,655     $191,771
                    =========  =========    =========

Net income
    North America   $  9,416   $  7,501     $  5,199
    Europe               (55)      (325)      (1,403)
    Other               (536)        -            -
    Eliminations          79        (19)         255
                    ---------  ---------    ---------
                    $  8,904   $  7,157     $  4,051
                    =========  =========    =========

Identifiable assets
    North America   $105,445   $107,450     $102,998
    Europe            33,288     41,238       36,037
    Other              4,223          0            0
    Eliminations      (1,626)    (1,214)        (834)
                    ---------  ---------    ---------
                    $141,330   $147,474     $138,201
                    =========  =========    =========

    The Company's principal foreign manufacturing facilities are in France, India, and Germany. The sales eliminations are transfers at prevailing wholesale selling prices. The Company has no other significant foreign operations.

    In addition to foreign operations, export sales amounted to $39.7 million in 1996, $31.9 million in 1995, and $32.5 million in 1994. Sales to the U.S. Government or for U.S. Government end-use amounted to $41.3 million in 1996, $43.5 million in 1995, and $39.3 million in 1994.

Note 19.    Industry Segment Information

    The Company has operations in two industry segments: the motion technologies group and electro-optical instruments. The following table includes certain financial information relating to each of the Company s segments in the last three fiscal years.

                           1996         1995          1994
                         --------    ---------     ---------
Motion Technologies Group
 Sales                  $141,250     $130,811      $103,379
 Operating income         11,274        9,798         8,521
 Assets                   82,539       76,509        64,238
 Capital additions         3,667        2,728         3,000
 Depreciation              3,380        3,316         3,105
 Backlog                  54,047       56,248        60,267

Electro-Optical Instruments
 Sales                  $ 89,174     $ 97,844      $ 88,392
 Operating income          8,133        6,406         3,315
 Assets                   31,515       50,255        48,078
 Capital additions         1,156        1,111         1,738
 Depreciation              1,695        2,214         2,567
 Backlog                  41,767       53,119        58,303

Corporate
 Operating (expenses)   $(10,503)    $ (9,047)     $ (8,600)
 Assets                   27,276       20,710        25,885
 Capital additions            25           13            99
 Depreciation                184          221           225

Consolidated
 Sales                  $230,424    $ 228,655     $ 191,771
 Net income before taxes   8,904        7,157         3,236
 Assets                  141,330      147,474       138,201
 Capital additions         4,848        3,852         4,837
 Depreciation              5,259        5,751         5,897
 Backlog                  95,814      109,367       118,570


    The operating income in the above table represents operating segment income after minority interest and before general corporate expenses, interest, and income taxes. Identifiable assets by segment are those assets used exclusively in the operation of that industry segment.

    Effective January 1, 1996, the Company began reporting the operating results of its French instruments business in the electro-optical instruments segment. Previously, the business had been part of the motion technologies group. Accordingly, the 1995 and 1994 segment information has been restated to reflect this change.

    Corporate expenses include interest expense, interest income, and general and administrative expenses, and are not allocated to respective

Notes to Consolidated Financial Statements

segments. Corporate assets consist principally of cash and investments, net assets held for disposition, equity investments, and intangible pension assets.

Note 20.    Quarterly Results of Operations (Unaudited)

                                             Quarter
1996                   First    Second    Third     Fourth
----                 --------  -------- --------  --------
Net sales           $ 57,040  $ 59,788 $ 52,830  $ 60,766
Gross profit          19,226    20,158   17,525    20,587
Net income             1,648     2,229    1,804     3,223

Earnings per common
   share               0.14      0.22     0.18      0.32


                                             Quarter
1995                   First    Second    Third     Fourth
----                 --------  -------- --------  --------
Net sales           $ 53,416  $ 58,887 $ 54,668  $ 61,684
Gross profit          17,723    19,851   18,589    19,878
Net income             1,172     1,838    1,501     2,646

Earnings (loss) per
   common share        0.06      0.13     0.10     (0.03)

Deducted from earnings in the fourth quarter of 1995 was the 10% premium of $2.3 million or $0.24 per share as required by the early redemption of the Preferred Stock in February, 1996.

                            EXHIBIT INDEX


                                                         Page in this
Exhibit No.           Description of Exhibit              Form 10-K


   3(a) Restated Certificate of Incorporation,             N/A
          as amended, incorporated by reference
          to Exhibit 3(a) of the Form SE filed
          on April 2, 1990.

   3(b) By-Laws, as amended.                               N/A

   4(a) Debenture Purchase Agreement dated as              N/A
          of July 30, 1982, with respect to
          10-1/2% Convertible Subordinated
          Debentures Due 1996 incorporated by
          reference to Exhibit 4 to the
          Quarterly Report on Form 10-Q of
          the Company for the quarter ended
          June 30, 1982.

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

                                                         Page in this
Exhibit No.           Description of Exhibit              Form 10-K


  10(b) Subscription Agreement dated as of                 N/A
          January 15, 1997 among Gretag AG,
          Dr. Eduard M. Brunner, William J.
          Recker, Dr. Hans R. Zulliger,
          Kollmorgen Corporation, Gretag-Macbeth
          Holding AG, incorporated by reference
          to Exhibit 10(A) of Form SE filed
          on January 31, 1997.

 10(c)  Kollmorgen Stock Option Plan, as amended,          N/A
          incorporated by reference to Exhibit A of the Company's Proxy Statement dated
          March 24, 1987, for the Annual Meeting of
          Shareholders held on April 22, 1987.

  10(d) Kollmorgen 1991 Long Term Incentive Plan,          N/A
          as amended, incorporated by reference to Exhibit A of the Company's Proxy Statement dated April 5, 1996, for the Annual Meeting of Shareholders held on May 8, 1996.

  10(e) Form of 1988 and 1990 Non-Qualified Stock          N/A
          Option Agreement for James A. Eder. Said agreements are incorporated by reference to Exhibit 10(g) to the Annual Report on Form 10-K of the Company for the year ended December 31, 1988.

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

  10(g) Form of 1995 and 1996 Incentive Stock              N/A
          Option Agreement under the Long-Term
          Incentive Plan for Gideon Argov, Robert
          J. Cobuzzi, James A. Eder, Keith D. Jones and Mark E. Petty. Each agreement is identical except for the number of shares and the date of grant. Said Agreement is incorporated by reference to Exhibit 10(g) to the Annual Report on Form 10-K of the Company for the year ended December 31, 1995.

                                                         Page in this
Exhibit No.           Description of Exhibit              Form 10-K


  10(h) Kollmorgen 1992 Stock Ownership Plan for           N/A
          Non-Employee Directors, as amended,
          incorporated by reference to Exhibit B
          of the Company's Proxy Statement dated
          April 5, 1996, for the Annual Meeting
          of Shareholders held on May 8, 1996.

  10(i) Form of Non-Qualified Stock Option                 52
          Agreement for the grant of 15,000 options between each non-employee director and the Company pursuant to the Kollmorgen 1992
          Stock Ownership Plan for Non-Employee
          Directors, as amended.

  10(j) Kollmorgen 1997 Corporate Incentive Plan           N/A
          for Corporate Officers and other key
          corporate employees is identical to the
          plan incorporated by reference to Exhibit
          10(j) to the Annual Report on Form 10-K
          for the year ended December 31, 1996.

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

  10(m) Form of severance agreement for George P.          N/A
          Stephan. Said agreement is incorporated by reference to Exhibit 10(i) to the Annual
          Report on Form 10-K of the Company for the year ended December 31, 1989.

  10(n) Form of Indemnification Agreement for each         N/A
          of the Company's executive officers, directors and director emeritus. Each agreement is identical to this exhibit except for the name and title of each individual. Said agreement is incorporated by reference to Exhibit 10(f) to the Annual Report on Form 10-K of the Company for the year ended December 31, 1987.

                                                         Page in this
Exhibit No.           Description of Exhibit              Form 10-K


  10(o) Description of Post-Retirement Arrangement for     N/A
          Non-Employee Directors. Said agreement is incorporated by reference to Exhibit 10(i) to the Annual Report on Form 10-K of the Company for the year ended December 31, 1988.

  10(p) Supplemental Retirement Income Plan for            N/A
          key executives incorporated by reference to Exhibit 10(n) to the Annual Report on Form 10-K of the Company for the year ended December 31, 1990.

  10(q) Master Equipment Lease Agreement dated             N/A
          as of April 19, 1996, between Provident
          Commercial Group, Inc. and Kollmorgen
          Corporation incorporated by reference
          to EX-10 of the Form SE filed on
          November 30, 1996.

   11   Calculations of Earnings Per Share                 58

   21   Subsidiaries of the Company                        59

   23   Consent of Independent Accountants -               60
          Coopers & Lybrand L.L.P.

   24     Powers of Attorney                                 61

   27     Financial Data Schedule                            66

   99     Certain Risk Factors incorporated by               N/A
          reference to Exhibit 99 to the Form 8-K
          of the Company filed on January 27, 1997.