Form 10-K/A
period 1996-12-31
KOLLMORGEN CORP
filed 1997-04-08
CIK 56583

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           FORM 10-K/A

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
                                     ========        ========

    The 8.75% Convertible Subordinated Debentures are convertible at any time prior to maturity, unless previously redeemed, into 1,006,987 shares of common stock of the Company at a conversion price of $34.35 per share, subject to adjustment in certain events. The Company is required to make
annual sinking fund payments sufficient to retire     principal amounts of
at least $1.75 million, but not more than $3.5 million commencing May 1,
1994,      and each year thereafter including May 1, 2008.  The balance, if any, is due on May 1, 2009. At December 31, 1996 the market price of these debentures approximated carrying value.

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