Form 10-Q
period 1997-03-31
KOLLMORGEN CORP
filed 1997-05-15
CIK 56583

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1997

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

            Class                            Outstanding at May 13, 1997
Common Stock, $2.50 par value                        9,774,594 shares

                            KOLLMORGEN CORPORATION


                                     INDEX




                                                                 Page No.


PART I - Financial Information


    Consolidated Statements of Operations                           3
        for the Three Months Ended
        March 31, 1997 and 1996 (unaudited)


    Consolidated Balance Sheets as of                               4
        March 31, 1997 (unaudited)
        and December 31, 1996


    Consolidated Statements of Cash Flows                           5-6
        for the Three Months Ended
        March 31, 1997 and 1996 (unaudited)


    Notes to Unaudited Consolidated Financial Statements            7-8


    Management's Discussion and Analysis                            9-11
        of Financial Condition and
        Results of Operations



PART II - Other Information                                          11

                 PART I - FINANCIAL INFORMATION

              KOLLMORGEN CORPORATION AND SUBSIDIARIES
              Consolidated Statements of Operations
             (In thousands, except share and per share amounts)
                                                    For the
                                                Three Months Ended
                                                     March 31,
                                                            ------------------
                                                 1997             1996
                                                      (unaudited)         (unaudited)
                                              --------         --------
Net sales                                   $  50,587        $  57,040

Cost of sales                                  35,306           37,814
                                             ---------        ---------
Gross profit                                   15,281           19,226
                                             ---------        ---------
Selling and marketing expense                   4,728            7,299
General and administrative expense              5,766            5,805
Research and development expense                1,979            3,303
                                             ---------        ---------
Income from operations                          2,808            2,819
                                             ---------        ---------
Interest (expense)                             (1,283)          (1,317)
Interest income                                   197              189
Other                                              20              (43)
                                             ---------        ---------
Income before income taxes, equity in earnings
    of joint venture, and minority interest     1,742            1,648

Provision for income taxes                        478               0
                                             ---------        ---------
Income before equity in earnings of joint
    venture and minority interest               1,264             1,648

Equity in earnings of joint venture               670               0
Minority interest                                  76               0
                                             ---------        ---------

Net income                                  $   2,010        $   1,648
                                             =========        =========
Net income available to common shareholders $   2,010        $   1,363
                                             =========        =========
Earnings per common share - Primary           $  .20           $  .14
                                              ======           ======

Number of shares used in calculating
    earnings per common share               10,177,411        9,706,225
                                            ==========       ==========

See accompanying notes to these unaudited consolidated financial statements.

              KOLLMORGEN CORPORATION AND SUBSIDIARIES
                   Consolidated Balance Sheets
                                (In thousands)
                           ASSETS
                                                  March 31,
                                                    1997       December 31,
                                                           (unaudited)  1996
                                                 ---------        ---------
Current assets:
    Cash and cash equivalents                   $  11,949        $  13,445
    Accounts receivable (net of reserve of
      $713 in 1997 and $772 in 1996)               40,457           43,189
    Recoverable amounts on long-term contracts      4,321            4,973
    Inventories                                    21,668           22,450
    Prepaid expenses and other current assets       1,514            1,645
                                                 ---------        ---------
Total current assets                               79,909           85,702
                                                 ---------        ---------
Property, plant and equipment, net                 24,606           25,147
Goodwill                                            3,917            4,089
Investment in joint venture                        13,390           12,720
Other assets                                       13,370           13,672
                                                 ---------        ---------
                                                $ 135,192        $ 141,330
                                                 =========        =========

                LIABILITIES and SHAREHOLDERS' EQUITY

Current liabilities:
    Notes payable to banks                      $   4,907        $   5,545
    Current portion of long-term debt               6,935            6,942
    Accounts payable                               16,998           21,765
    Accrued liabilities                            25,494           26,756
                                                 ---------        ---------
Total current liabilities                          54,334           61,008
                                                 ---------        ---------
Long-term debt                                     51,941           53,054
Other liabilities                                   5,260            5,202
Minority interest                                     211              287

Common shareholders' equity:
    Common stock                                   26,916           26,914
    Additional paid-in capital                     12,938           13,166
    Accumulated deficit                            (8,044)         (10,054)
    Cumulative translation adjustments                500              791
    Less common stock in treasury, at cost         (8,864)          (9,038)
                                                 ---------        ---------
Total common shareholders' equity                  23,446           21,779
                                                 ---------        ---------
                                                $ 135,192        $ 141,330
                                                 =========        =========

See accompanying notes to these unaudited consolidated financial statements.

              KOLLMORGEN CORPORATION AND SUBSIDIARIES
               Consolidated Statements of Cash Flows
                                (In thousands)
                                                           For the
                                                      Three Months Ended
                                                           March 31,
                                                      ------------------
                                                    1997         1996
                                                           (unaudited)     (unaudited)
                                                 ---------    ---------
Cash flows from operating activities:
Net income from operations                      $   2,010    $   1,648
Adjustments to reconcile net income to
  net cash provided by operating activities:
 Depreciation                                       1,099        1,474
 Amortization                                         282          271
 Loss on sale of assets                                 0           17
 Equity in income of joint venture                   (670)           0
 Minority interest                                    (76)           0
 Other non-cash expenses                                9           12

Changes in assets and liabilities:
 Accounts and notes receivable                      1,533       (1,364)
 Recoverable amounts on long-term contracts           652          384
 Inventories                                          286       (3,131)
 Prepaid expenses                                     155         (169)
 Accounts payable and accrued liabilities          (4,596)      (1,282)
 Deferred income taxes and other expenses              (3)        (165)
 Other                                               (115)        (353)
                                                 ---------    ---------
   Net cash provided by (used in) operations          566       (2,658)
                                                 ---------    ---------
Cash flows from investing activities:
 Capital expenditures                              (1,033)        (897)
 Proceeds from sale of assets                           0          775
 Equity investment                                    (82)      (1,069)
 Long term notes receivable (net of repayments)       262          130
                                                 ---------    ---------
   Net cash used in investing activities             (853)      (1,061)
                                                 ---------    ---------
Cash flows from financing activities:
 Net borrowings (repayments) under credit lines      (195)       1,917
 Principal repayment on other notes                     0         (896)
 Common stock issued from treasury                    135          187
 Redemption of preferred stock                          0      (25,506)
 Principal payments on capital lease obligations      (24)         (33)
 Borrowings (repayments) of long-term debt           (750)      25,002
                                                          Dividends         (195)(484)
                                                 ---------    ---------
   Net cash provided by (used in) financing activities          (1,029)      187
                                                 ---------    ---------


Effect of exchange rate changes on cash              (180)        (319)
                                                 ---------    ---------
Net decrease in cash and cash equivalents          (1,496)      (3,851)
Cash and cash equivalents at beginning of period   13,445       17,789
                                                 ---------    ---------
Cash and cash equivalents at end of period      $  11,949    $  13,938
                                                 =========    =========

Supplemental cash flow information
----------------------------------
Cash paid during the period for:
 Interest                                       $     594    $     380
 Income taxes (net of refunds)                         10          547


See accompanying notes to these unaudited consolidated financial statements.

                   KOLLMORGEN CORPORATION AND SUBSIDIARIES

            Notes to Unaudited Consolidated Financial Statements

                               March 31, 1997


1. The accompanying unaudited consolidated financial statements include the accounts of Kollmorgen Corporation (the "Company") and all of its majority owned subsidiaries.

  In the opinion of management, the unaudited consolidated financial statements included herein contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's and its consolidated subsidiaries' financial condition at March 31, 1997 and the results of operations and cash flows for the three-month periods ended March 31, 1997 and 1996. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information. These interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1996.


2. Effective December 31, 1996, the Company combined its Macbeth division with the Color Control Systems business of Gretag AG and received 48% of the shares in the Swiss holding company which controls the two businesses (the Joint Venture ). Accordingly, for the quarter ended March 31, 1997, the Macbeth division is not included in the accompanying financial statements, but instead the Company is accounting for its interest in the Joint Venture using the equity method.

3.    Inventories (in thousands) consist of the following:


                            March 31, December 31,
                              1997        1996
                            --------- ------------
        Raw materials       $ 11,503    $ 11,816
        Work in process        7,602       8,118
        Finished goods         2,563       2,516
                             --------    --------
                            $ 21,668    $ 22,450
                             ========    ========


4. The Financial Accounting Standards Board issued Statement No. 128 ( SFAS 128 ), Earnings per Share , which requires the presentation of basic

KOLLMORGEN CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (continued)



    and diluted earnings per share (EPS). Basic EPS excludes dilutive securities and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Basic EPS replaces primary EPS. Diluted EPS is computed similarly to fully diluted EPS under the existing rules. The Company will adopt SFAS 128 as of December 31, 1997 and upon adoption, will restate all prior period EPS data presented. Basic EPS calculated under the provisions of SFAS 128 for the three months ended March 31, 1997 and 1996 would have been $.21 and $.14, respectively.


5. In April, 1997 the Company purchased additional shares of Servotronix to increase its ownership of Servotronix from 25% to 81%. The Company will consolidate Servotronix prospectively.

         Management's Discussion and Analysis of Financial Condition
                        and Results of Operations


                         RESULTS OF OPERATIONS

    In the first quarter of 1996 the Company sold a significant portion of its instrumentation business located in France. Effective December 31, 1996, the Company combined its Macbeth division with the Color Control Systems business of Gretag AG and received 48% of the shares in the Swiss holding company which controls the two businesses (the Joint Venture ).
Accordingly, for the quarter ended, the Macbeth division is not included in the accompanying financial statements, but instead the Company is accounting for its interest in the Joint Venture using the equity method. For comparative purposes, both the French instrumentation business and the Joint Venture will be referred to as the Businesses Divested . The Businesses Divested represented a significant portion of the Company's Electro-Optical Instruments segment which had been discussed separately from the Company's motion technology segment in the prior year. Since comparative information cannot be presented for the Electro-Optical Instruments segment, the Company is discontinuing segment discussion.

    Revenues declined $6.5 million for the three months ended March 31, 1997 as compared to the same period a year ago. Excluding the Businesses Divested, first quarter revenues increased $1.7 million or 3% as compared to the first quarter of 1996. The increase reflects the strong performance of the Company s engineering consulting business, Proto-Power, which has seen increased demand for its specialized services to the utility industry. This increase more than offset a decline in revenues of the Company's aerospace and defense business which was principally the result of a weakening in the value of the dollar to the French franc, and a decrease in revenues recognized on long term military contracts.

    Gross margin as a percent of sales declined in the first quarter of 1997 as compared to the same period in 1996 from 33.7% to 30.2%. Excluding the Businesses Divested, gross margin decreased from 31.1% to 30.2%. The slight decline in margin was attributable to a decline in margin of the Company s engineering consulting services. Although engineering services revenues increased, staffing costs rose to support the higher level of business.

    Sales and marketing expenses declined $2.6 million in the first quarter of 1997 as compared to the first quarter of 1996. As a percentage of sales, sales and marketing expenses decreased from 12.8% to 9.3% as a result of the Businesses Divested. When Businesses Divested are excluded, the result is a decline of $0.3 million and a decline as a percentage of sales from 10.3% in the first quarter of 1996 to 9.3% in the first quarter of 1997. This decline reflects decreased commission expenses due to an increase in direct sales personnel at the Company's domestic motion technology business, and lower bid costs associated with the Company s military business.

    General and administrative expenses remained relatively unchanged from the first quarter of 1996. Excluding the Businesses Divested, general and administrative expenses increased $0.7 million to 11.4% of sales as compared to 10.3% of sales in 1996. The increase reflects the costs associated with the Company s implementation of new information systems and the increased expenses associated with the Company s Proto-Power division.

    Research and development expenses declined in the first quarter by $1.3 million. Excluding the Businesses Divested, research and development expenses declined by $0.2 million.

    Income from operations of $2.8 million remained unchanged from the first quarter of 1996. Interest expense was relatively unchanged from the first quarter of 1996.

    In 1996 the Company had a zero tax rate which reflected the utilization of net operating loss carryforwards and other tax credits. Primarily as a result of the divestiture of the Macbeth division, the Company s tax credit carryforwards have been utilized, therefore the Company has used a blended tax rate on its worldwide income of approximately 28% for 1997.

    The Company s 48% share of the after-tax profits of the Joint Venture were $0.7 million for the first quarter of 1997. The results of the Company s Macbeth division were consolidated in the Company s results in 1996.

    Bookings increased $4.0 million or 8% during the quarter as compared to the first quarter of 1996 (excluding the Businesses Divested). The increase reflects improved bookings for the Company's engineering consulting services and for domestic military products.

    Backlog increased in the first quarter from December 31, 1996 by $2.6 million reflecting orders received for submarine periscopes and optical sights for naval surface warships.

                         LIQUIDITY AND CAPITAL RESOURCES

    The Company s cash and cash equivalents decreased $1.5 million during the first three months of 1997. Net cash provided by operating activities generated $2.7 million. Accounts receivable generated $1.5 million in cash during the first quarter reflecting strong collections and a reduction in days sales outstanding. Inventories, recoverable amounts under long term contracts, and prepaid expenses generated $1.1 million in cash during the first quarter. Accounts payable and accrued liabilities used $4.6 million in cash reflecting scheduled payments to be made in 1997 and approximately $1.5 million for the refinancing of a building lease on more favorable terms to the Company. Additionally, the Company s Electro-Optical division used cash of $1.7 million for payments in connection with long-term contracts and for the procurement of materials.

    Investing activities used $0.9 million in cash for the purchase of capital assets, primarily in connection with the start up of the Company s Vietnam manufacturing facility which commenced operations on a limited basis during the first quarter of 1997.

    Financing activities used $1.0 million in cash principally for scheduled payments of the Company s long term debt, and for dividends on common stock.

    In April, 1997, the Company paid $5.4 million in cash to purchase shares in Servotronix Ltd. in Israel, increasing its ownership of Servotronix from 25% to 81%.

    The Company believes that it can generate sufficient cash from operations and its current borrowing line of credit to finance its cash requirements for capital expenditures, sinking fund payments, working capital needs, and acquisition commitments for the next twelve months.

    This filing contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference are set forth in the Company's Form 8-K dated January 27, 1997.


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


Date:   May 15, 1997