Form 10-Q
period 1997-06-30
KOLLMORGEN CORP
filed 1997-08-14
CIK 56583

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 1997

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

           Class                            Outstanding at August 12, 1997
Common Stock, $2.50 par value                        9,957,831 shares

                               KOLLMORGEN CORPORATION


                                      INDEX



                                                             Page No.


PART I - Financial Information

            Consolidated Statements of Operations for                 3-4
                the Three Months and Six Months Ended
                June 30, 1997 and 1996 (unaudited)

            Consolidated Balance Sheets as of                         5
                June 30, 1997 (unaudited) and
                December 31, 1996

            Consolidated Statements of Cash Flows for                 6-7
                the Six Months Ended June 30, 1997
                and 1996 (unaudited)

            Notes to unaudited Consolidated Financial Statements      8-10

            Management's Discussion and Analysis of Financial         11-14
                Condition and Results of Operations



PART II - Other Information                               14

                             PART I - FINANCIAL INFORMATION

                       KOLLMORGEN CORPORATION AND SUBSIDIARIES
                        Consolidated Statements of Operations
                       (In thousands, except per share amounts)
                                     (Unaudited)
                                                 For the                 For the
                                             Three Months Ended          Six Months Ended
                                                 June 30,                 June 30,
                                          --------------------        -------------------
                                     1997     1996          1997      1996
                                  ------------------     --------- ---------
Net sales                         $ 55,757 $ 59,788      $106,344  $116,828
Cost of sales                       38,414   39,630        73,720    77,444
                                  ------------------     --------- ---------
Gross profit                        17,343   20,158        32,624    39,384
                                  ------------------     --------- ---------
Selling and marketing expenses       5,293    6,726        10,021    14,025
General and administrative expenses  5,801    6,743        11,567    12,548
Research and development expenses    2,307    3,051         4,286     6,354
Acquired research and development   11,391      -          11,391       -
                                  ------------------     --------- ---------
Income (loss) from operations       (7,449)   3,638        (4,641)    6,457
                                  ------------------     --------- ---------
Interest expense                    (1,776)  (1,486)       (3,059)   (2,803)
Interest income                         31      102           228       291
Other income (expense)                 224     (283)          244      (326)
                                  ------------------     --------- ---------
Income (loss) before income taxes,
  equity in earnings of joint venture,
  minority interest, and gain on sale
  of investment in joint venture    (8,970)   1,971        (7,228)    3,619

Provision for income taxes             700      -           1,178       -
                                  ------------------     --------- ---------
Income (loss) before equity in earnings
  of joint venture, minority interest,
  and gain on sale of investment in
  joint venture                     (9,670)   1,971        (8,406)    3,619

Minority interest                       48      258           124       258
Joint venture:
 Equity in earnings                    760      -           1,430       -
 Gain on sale of investment,
  net of income taxes               24,321      -          24,321       -
                                  ------------------     --------- ---------
Net income                        $ 15,459 $  2,229      $ 17,469  $  3,877
                                  ==================     ========= =========



Earnings per common share:
    Primary                         $ 1.52   $ 0.22        $ 1,71    $ 0.36
                                  ==================     ========= =========
    Fully diluted                   $ 1.50   $ 0.22        $ 1.70    $ 0.35
                                  ==================     ========= =========
Number of shares used in calculating
  earnings per common share:
    Primary                         10,190   10,092        10,193    10,042
                                  ==================     ========= =========
    Fully diluted                   10,311   10,063        10,309    10,162
                                  ==================     ========= =========


See accompanying notes to consolidated financial statements

                KOLLMORGEN CORPORATION AND SUBSIDIARIES
                      Consolidated Balance Sheets
                            (In thousands)
                             ASSETS
                                                    June 30,
                                                    1997       December 31,
                                                           (unaudited)  1996
                                                 ---------        ---------
Current assets:
    Cash and cash equivalents                   $  26,101        $  13,445
    Accounts receivable (net of reserve of
      $768 in 1997 and $772 in 1996)               40,867           43,189
    Recoverable amounts on long-term contracts      5,433            4,973
    Inventories                                    25,550           22,450
    Prepaid expenses and other current assets       1,399            1,645
                                                 ---------        ---------
Total current assets                               99,350           85,702
                                                 ---------        ---------
Property, plant and equipment, net                 25,707           25,147
Goodwill and other intangible assets               14,773            4,502
Investment in joint venture                         4,260           12,720
Other assets                                       10,393           13,259
                                                 ---------        ---------
                                                $ 154,483        $ 141,330
                                                 =========        =========
                LIABILITIES and SHAREHOLDERS' EQUITY

Current liabilities:
    Notes payable to banks                      $   9,136        $   5,545
    Current portion of long-term debt               4,071            6,942
    Accounts payable                               20,366           21,765
    Accrued liabilities                            45,416           26,756
                                                 ---------        ---------
Total current liabilities                          78,989           61,008
                                                 ---------        ---------
Long-term debt                                     31,652           53,054
Other liabilities                                   5,400            5,202
Minority interest                                     162              287

Common shareholders' equity:
    Common stock                                   26,917           26,914
    Additional paid-in capital                     12,664           13,166
    Retained earnings (accumulated deficit)         7,412          (10,054)
    Cumulative translation adjustments               (308)             791
    Less common stock in treasury, at cost         (8,405)          (9,038)
                                                 ---------        ---------
Total common shareholders' equity                   38,280          21,779
                                                 ---------        ---------
                                                $ 154,483        $ 141,330
                                                 =========        =========

See accompanying notes to consolidated financial statements.

              KOLLMORGEN CORPORATION AND SUBSIDIARIES
               Consolidated Statements of Cash Flows
                               (In thousands)
                                 (Unaudited)
                                                           For the
                                                       Six Months Ended
                                                           June 30,
                                                      ------------------
                                                    1997         1996
                                                 ---------    ---------
Cash flows from operating activities:
Net income from operations                      $  17,469    $   3,877

Adjustments to reconcile net income to
  net cash provided by operating activities:
 Depreciation                                       2,247        3,103
 Amortization                                         568          509
 Acquired R&D                                      11,391          -
 Gain on sale of investment in joint venture      (24,321)         -
 Equity in income of joint venture                 (1,430)         -
 Minority interest                                   (124)        (258)
 Other non-cash expenses                               51           40
Changes in assets and liabilities:
 Accounts and notes receivable                      4,114          521
 Recoverable amounts on long-term contracts          (460)         918
 Inventories                                       (1,049)      (2,947)
 Prepaid expenses                                     235          (42)
 Accounts payable and accrued liabilities          (3,915)      (4,145)
 Deferred income taxes and other expenses             401         (282)
 Other                                                  9         (111)
                                                 ---------    ---------
   Net cash provided by operations                  5,186        1,183
                                                 ---------    ---------
Cash flows from investing activities:
 Capital expenditures                              (2,781)      (2,131)
 Proceeds from sale of assets                         -          2,374
 Proceeds from sale of investment in joint venture 36,977          -
 Acquisitions of Servotronix and Seidel            (6,557)         -
 Cash of subsidiaries acquired                        626           97
 Equity investments                                   (75)      (1,404)
 Long-term notes receivable (net of repayments)       262          396
                                                 ---------    ---------
   Net cash provided by (used in) investing activities          28,452      (668)
                                                 ---------    ---------



Cash flows from financing activities:
 Net borrowings under credit lines                  3,373          876
 Principal repayment on other notes                   -           (416)
 Common stock issued from treasury                    508          258
 Redemption of preferred stock                        -        (25,506)
 Principal payments on capital lease obligations      (39)         (56)
 Net borrowings (repayments) of long-term debt    (24,507)      22,507
                                                          Dividends paid on common and preferred stock    (391)(679)
                                                 ---------    ---------
   Net cash used in financing activities          (21,056)      (3,016)
                                                 ---------    ---------
 Effect of exchange rate changes on cash               74         (193)
                                                 ---------    ---------
 Net increase (decrease) in cash and equivalents   12,656       (2,694)
 Cash and cash equivalents at beginning of period  13,445       17,789
                                                 ---------    ---------
 Cash and cash equivalents at end of period     $  26,101    $  15,095
                                                 =========    =========


Supplemental cash flow information
 Cash paid during the period for:
    Interest                                    $   2,398    $   2,241
    Income taxes (net of refunds)                     362          177






See accompanying notes to consolidated financial statements.

              KOLLMORGEN CORPORATION AND SUBSIDIARIES

             Notes to Unaudited Consolidated Financial Statements

                                 June 30, 1997

1. The accompanying unaudited consolidated financial statements include the accounts of Kollmorgen Corporation (the "Company") and all of its majority owned subsidiaries.

2. In the opinion of management, the unaudited consolidated financial statements included herein contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company s and its consolidated subsidiaries financial condition at June 30, 1997, the results of operations for the three-month and six-month periods ended June 30, 1997 and 1996 and the cash flows for the six-month periods ended June 30, 1997 and 1996. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. See Management s Discussion and Analysis of Financial Condition and Results of Operations for additional information. These interim financial statements should be read in conjunction with the Company s Annual Report on Form 10-K for the year ended December 31, 1996.

3. Effective December 31, 1996, the Company combined its Macbeth division with the Color Control Systems business of Gretag AG and received 48% of the shares in the Swiss holding company which controls the two businesses (the Joint Venture ). Accordingly, at December 31, 1996, and June 30, 1997, the Macbeth division is not consolidated in the accompanying financial statements, but instead the Company is accounting for its interest in the Joint Venture using the equity method.

  Effective June 17, 1997, the Company agreed, pursuant to a firm underwriting agreement, to sell approximately 88% of its interest in the Joint Venture as part of an initial public offering on the Swiss stock exchange. On June 25, 1997 the Company sold approximately 88% of its interest in the Joint Venture, receiving approximately $38 million. The remaining shares may be called by the underwriter at the intial offering price plus a 15% premium on or before August 25, 1997 or the Company may require the underwriter to purchase the shares at the initial offering price. The remaining shares held by the Company in the Joint Venture are stated at market value of the initial offering price (net of underwriting fees). The accompanying financial statements reflect a gain of approximately $24 million on the sale of its shares in the Joint Venture and the mark up of the shares held by the Company at June 30, 1997 to market value. The gain is net of $2 million in income taxes and utilization of net operating loss and other tax credit carryforwards.

  Refer to Note 2 of the 1996 financial statements contained in the Company s Annual Report on Form 10-K for the year ended December 31, 1996 for additional information.

4.    Inventories (in thousands) consist of the following:

                                     June 30,   December 31,
                                        1997        1996
                                     ---------   ---------
        Raw materials               $  13,424   $  11,816
        Work in process                 7,957       8,118
        Finished goods                  4,169       2,516
                                     ---------   ---------
                                    $  25,550   $  22,450
                                     =========   =========


5.  The Financial Accounting Standards Board issued Statement No. 128
    ( SFAS 128 ), Earnings per Share, which requires the presentation of basic and diluted earnings per share (EPS). Basic EPS excludes the dilutive effect of common equivalent securities and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Basic EPS replaces primary EPS. Diluted EPS is computed similarly to fully diluted EPS under the existing rules found in APB Opinion No. 15, Earnings per Share. The Company will adopt SFAS 128 as of December 31, 1997, and upon adoption, will restate all prior period EPS data presented. Basic EPS calculted under the provisions of SFAS 128 would have been as follows:

                                      For the                 For the
                                 Three Months Ended      Six Months Ended
                                      June 30,               June 30,
                                 ------------------      ----------------
                                  1997       1996         1997     1996
                                 ------     ------       ------   ------
    Earnings per common share:
        Basic                   $ 1.58     $ 0.23       $ 1.79   $ 0.37



6. Effective April 2, 1997, the Company purchased additional shares of Servotronix Ltd. ("Servotronix") for cash of $6.4 million to increase its ownership of Servotronix from 25% to 81%, and has agreed to purchase the balance of the shares through the issuance of 257,522 shares of the Company s common stock. Accordingly, the Company has accounted for the purchase of Servotronix as if 100% of the shares were purchased on April 2, 1997, and with the shares not yet purchased being shown as a liability of the Company.

7. Effective June 10, 1997, the Company entered into a binding agreement to purchase all of the shares of Fritz A. Seidel Elektro-Automatik GmbH ( Seidel ). Accordingly, the Company has consolidated the balance sheet of Seidel as of June 30, 1997. The Company funded the purchase in August, 1997, and accordingly the purchase price, including fees and transaction costs of $1.8 million, was accrued as a liability of the Company on the accompanying balance sheet.

8. In connection with the acquisitions of Servotronix and Seidel, the Company has allocated the purchase price to the assets acquired, both tangible and intangible, and any excess of the purchase price over the assets acquired has been classified as goodwill. A portion of the purchase price has been allocated to in-process research and development for products which are not yet feasible. The value of the in-process research and development of $10.5 million has been expensed as Acquired research and development in the accompanying financial statements. Also included in acquired research and development is a charge of approximately $0.9 million for technology acquired unrelated to the Servotronix and Seidel acquisitions.

     Management's Discussion and Analysis of Financial Condition
                   and Results of Operations

                         RESULTS OF OPERATIONS

    In the first quarter of 1996 the Company sold a significant portion of its instrumentation business located in France. Effective December 31, 1996 the Company combined its Macbeth division with the Color Control Systems business of Gretag AG and received 48% of the shares in the Swiss holding company which controls the two businesses (the Joint Venture ). Accordingly, for the period ended June 30, 1997, the Company accounted for its interest in the Joint Venture using the equity method. On June 25, 1997, the Company sold approximately 88% of its interest in the Joint Venture as part of the Joint Venture s initial public offering on the Swiss Stock Exchange. For comparative purposes, both the French instrumentation business and the Joint Venture will be referred to as the
 Businesses Divested . The Businesses Divested represented a significant portion of the Company s Electro-Optical Instruments segment which had been discussed separately from the Company s motion technology segment in the prior year. Since meaningful comparative information cannot be presented for the Electro-Optical Instruments segment, the Company has discontinued segment discussion.

    Revenues declined $4.0 million for the three months ended June 30, 1997 as compared to the same period a year ago. Excluding the Businesses Divested, second quarter revenues increased $4.1 million or 8.0% as compared to the second quarter of 1996. Revenues declined $10.5 million for the first six months of 1997 as compared to the same period a year ago. Excluding the Businesses Divested, revenues increased $5.8 million or 5.8% as compared to the first six months of 1996. The increase reflects the Company s high volume business, which manufactures fractional horsepower motors, which had a significant increase in its first half revenues as compared to 1996 as a result of increased production under volume commitments from its customers. Additionally, the Company s engineering consulting business, Proto-Power, has seen strong demand for its compliance services to the utility industry. These increases more than offset a decline in revenues at the Company s aerospace and defense businesses which was principally a result of a weakening in the value of the dollar to the French franc, and a decrease in revenues recognized on long term military contracts.

    Gross margin as a percent of sales declined in the second quarter of 1997 as compared to the same period in 1996 from 33.7% to 31.1%. Excluding the Businesses Divested, gross margin was approximately 31.1% for the second quarter of each year. For the six months ended, gross margin as a percent of sales declined in 1997 compared to 1996 from 33.7% to 30.7%. Excluding the Businesses Divested, gross margin declined slightly from 31.1% to 30.7%.

    Sales and marketing expenses declined $1.4 million in the second quarter of 1997 as compared to the second quarter of 1996. As a percentage of sales, sales and marketing expenses declined from 11.2% to 9.5% as a result of the Businesses Divested. When the Businesses Divested are excluded, the result is an increase of $0.6 million and an increase as a percentage of sales from 9.1% in the second quarter of 1996 to 9.5% in the second quarter of 1997. Sales and marketing expenses declined $4.0 million in the six months of 1997 as compared to the same period in the prior year. As a percentage of sales, sales and marketing expenses for this period declined from 12.0% to 9.4% as a result of the Businesses Divested. When the Businesses Divested are excluded, the result is an increase of $0.3 million and a decline as a percentage of sales from 9.7% for the first six months of 1996 to 9.4% for the first six months of 1997. This decline reflects decreased expenses due to the reorganization at the Company's domestic commercial motion technology sales channels.

    General and administrative expenses declined $0.9 million in the second quarter of 1997 as compared to the second quarter of 1996. As a percentage of sales, general and administrative expenses declined from 11.3% in 1996 to 10.4% in 1997. Excluding the Businesses Divested, general and administrative expenses as a percentage of sales for the second quarter decreased from 12.1% in 1996 to 10.4% in 1997. For the six months ended June 30, 1997, general and administrative expenses declined by $1.0 million compared to the prior year. When the Businesses Divested are excluded, general and administrative expense increased $0.3 million, or 3%, but declined as a percentage of sales for the first six months of 1996 from 11.2% to 10.9% for the same period in 1997.

    Research and development expenses declined in the second quarter by $0.7 million. Excluding the Businesses Divested, research and development expense remained unchanged for the second quarter, but decreased as a percentage of sales from 4.5% in 1996 to 4.2% in 1997. For the six months ended June 30, 1997, research and development expense decreased $2.1 million compared to 1996. Excluding the Businesses Divested for the six months, research and development expense declined slightly, and declined as a percentage of sales from 4.5% in 1996 to 4.0% in 1997.

    As described in Note 8 to the Financial Statements, the Company incurred a charge of $11.4 million in connection with acquired research and development, principally relating to the two acquisitions completed in the second quarter.

    As a result of the charge for acquired research and development, the Company reported a loss from operations of $7.4 million and $4.6 million for the three and six month periods ended June 30, 1997, respectively. This compares with income from operations of $3.6 million and $6.5 million for the three and six month periods ended June 30, 1996, respectively. Excluding the impact of the charge for acquired research and development, income from operations increased 8.4% to $3.9 million for the quarter and 4.5% to $6.8 million for the first half as compared with the same periods of 1996.

    Interest expense increased 19.5% and 9.1% for the three and six month periods ended June 30, 1997, as compared to the same periods in 1996 due to the increase in the overall debt level of the Company. On June 30, 1997, the Company repaid the remaining balance of approximately $21.1 million of its term loan used to finance the redemption of the Company s preferred stock in February 1996. Accordingly, the Company expects interest expense will be lower for the balance of the year compared to both the comparable periods in 1996 and the first half of 1997.

    In 1996 the Company had a zero tax rate which reflected the utilization of net operating loss carryforwards and other tax credits. Primarily as a result of the divestiture of the Macbeth division, the Company s tax credit carryforwards have been utilized. Therefore, the Company has used a blended tax rate on its worldwide income of approximately 28% for 1997. This tax rate was applied to the Company s income before the impact of the charge for acquired research and development as this charge is not deductible for tax purposes. Additionally, the rate does not include the gain on the sale of its interest in the Joint Venture which is shown net of taxes.

    The Company s 48% share of the after-tax profits of the Joint Venture was $0.8 million for the first quarter of 1997, and $1.4 million for the first half of 1997. The results of the Company s Macbeth division were consolidated in the Company s results in 1996.

    Bookings increased $4.5 million or 4.3% during the first half of 1997 as compared to the same period in the prior year (excluding the Businesses Divested). The increase reflects improved bookings for the Company s engineering consulting services offsetting declines in the bookings for domestic military products.

                     LIQUIDITY AND CAPITAL RESOURCES

    The Company s cash and cash equivalents increased $12.7 million during the first six months of 1997. Net cash provided by operating activities generated $5.2 million. Accounts receivable generated $4.1 million in cash during the first half of 1997 reflecting strong collections and a reduction in days sales outstanding. Inventories, recoverable amounts under long term contracts, and prepaid expenses used $1.3 million in cash during the first half of 1997. Accounts payable and accrued liabilities used $3.9 million in cash excluding the impact of the acquisitions of Servotronix and Seidel and the sale of the shares of the Joint Venture. The use of cash was due to a $1.5 million payment for the refinancing of a building lease on more favorable terms to the Company, and scheduled payments made in early 1997.

    Investing activities provided $28.5 million in cash during the first half of 1997. The Company received proceeds of approximately $37.0 million from the sale of the majority of its interest in the Joint Venture. In connection with the acquisition of Servotronix, the Company paid $6.4 million. The Company funded the acquisition of Seidel during the third quarter through a combination of debt and cash of approximately $9.0 million.

    Financing activities used $21.1 million in cash principally to repay the remaining balance of its term loan using the proceeds of the sale of a portion of its interest in the Joint Venture.

    The Company believes that it can generate sufficient cash from operations and its current borrowing line of credit to finance its cash requirements for capital expenditures, sinking fund payments, and working capital needs for the next twelve months.

    This filing contains forward-looking statements which involve risks and uncertainties. The Company s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference are set forth in the Company s Form 8-K dated January 27, 1997.


                     PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits - Listed below are the exhibits filed with this report.

            10  Form of Retention Agreement for Messrs. Argov,
                Cobuzzi, Eder, Jones and Petty.

            11  Statement re computation of per share earnings.

            27  Financial Data Schedules.

    (b)  Reports on Form 8-K.

             NONE

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


Date:   August 14, 1997