Form 10-Q
period 1997-09-30
KOLLMORGEN CORP
filed 1997-11-14
CIK 56583

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 1997

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

            Class                    Outstanding at November 10, 1997
Common Stock, $2.50 par value                     10,013,871 shares

                            KOLLMORGEN CORPORATION


                                    INDEX




                                                             Page No.


PART I - Financial Information


               Consolidated Statements of Operations for                 3-4
                   the Three Months and Nine Months Ended
                   September 30, 1997 and 1996 (unaudited)


               Consolidated Balance Sheets as of                         5
                   September 30, 1997 (unaudited) and
                   December 31, 1996


               Consolidated Statements of Cash Flows                     6-7
                   for the Nine Months Ended
                   September 30, 1997 and 1996 (unaudited)


               Notes to Consolidated Financial Statements                8-10


               Management's Discussion and Analysis of Financial         11-14
                   Condition and Results of Operations




PART II - Other Information                                    14

                       PART I - FINANCIAL INFORMATION

                   KOLLMORGEN CORPORATION AND SUBSIDIARIES
                    Consolidated Statements of Operations
                   (In thousands, except per share amounts)
                                 (unaudited)

                                                  For the                   For the
                                            Three Months Ended          Nine Months Ended
                                               September 30,               September 30,
                                           -------------------          -----------------
                                     1997      1996       1997         1996
                                   --------- ---------   ---------  ---------
Net sales                          $ 56,710  $ 52,830    $163,054   $169,658
Cost of sales                        39,870    35,305     113,590    112,749
                                   --------- ---------   ---------  ---------
Gross profit                         16,840    17,525      49,464     56,909
                                   --------- ---------   ---------  ---------
Selling and marketing expense         4,982     6,576      15,003     20,601
General and administrative expense    5,845     5,708      17,412     18,256
Research and development expense      2,963     2,670       7,249      9,024
Acquired research and development         0         0      11,391          0
                                   --------- ---------   ---------  ---------
Income (loss) from operations         3,050     2,571      (1,591)     9,028
                                   --------- ---------   ---------  ---------
Interest (expense)                     (856)   (1,389)     (3,915)    (4,192)
Interest income                         236        95         464        386
Other                                   339       367         583         41
                                   --------- ---------   ---------  ---------
Income (loss) before income taxes,
  minority interest, and joint venture2,769     1,644      (4,459)     5,263
Provision for income taxes              800         0       1,978          0
                                   --------- ---------   ---------  ---------

Income (loss) before minority interest
  and joint venture                   1,969     1,644      (6,437)     5,263
Minority interest                        98       160         222        418
Joint venture:
    Equity in earnings                    0         0       1,430          0
    Gain on sale of investment,
      net of income taxes                 0         0      24,321          0
                                   --------- ---------   ---------  ---------
Net income                         $  2,067  $  1,804    $ 19,536   $  5,681
                                   ========= =========   =========  =========



Earnings per common share:
   Primary                         $   0.20  $   0.18    $   1.90   $   0.54
                                   ========= =========   =========  =========
   Fully diluted                   $   0.20  $   0.18    $   1.87   $   0.54
                                   ========= =========   =========  =========

Weighted average number of shares
  used in calculating earnings
  per common share:
   Primary                        10,464,56710,044,000  10,290,920 10,036,000
                                  ====================  ========== ==========
   Fully diluted                  10,512,99010,056,000  10,443,892 10,082,000
                                  ====================  ========== ==========


See accompanying notes to consolidated financial statements

                          KOLLMORGEN CORPORATION AND SUBSIDIARIES
                                 Consolidated Balance Sheets
                                       (In thousands)
                                           ASSETS
                                                           September 30,
                                                               1997             December 31,
                                                            (unaudited)            1996
                                                ----------       ----------
Current assets:
     Cash and cash equivalents                  $  17,881        $  13,445
     Accounts receivable (net of reserve of
        $861 in 1997 and $772 in 1996)             41,367           43,189
     Recoverable amounts on long-term contracts     4,721            4,973
     Inventories                                   25,486           22,450
     Prepaid expenses and other current assets      1,664            1,645
                                                 ---------        ---------
Total current assets                               91,119           85,702
                                                 ---------        ---------
Property, plant and equipment, net                 26,006           25,147
Goodwill and other intangible assets               14,483            4,502
Investment in joint venture                             0           12,720
Other assets                                       10,536           13,259
                                                 ---------        ---------
                                                $ 142,144        $ 141,330
                                                 =========        =========
                 LIABILITIES and SHAREHOLDERS' EQUITY

Current liabilities:
     Notes payable to banks                      $  11,137        $   5,545
     Current portion of long-term debt               2,016            6,942
     Accounts payable                               18,734           21,765
     Accrued liabilities                            31,025           26,756
                                                  ---------        ---------
Total current liabilities                           62,912           61,008
                                                  ---------        ---------
Long-term debt                                      31,622           53,054
Other liabilities                                    5,627            5,202
Minority interest                                       72              287

Common shareholders' equity:
     Common stock                                   26,919           26,914
     Additional paid-in capital                     12,768           13,166
     Retained earnings (accumulated deficit)         9,284          (10,054)
     Cumulative translation adjustments                (84)             791
     Less common stock in treasury, at cost         (6,976)          (9,038)
                                                  ---------        ---------
Total common shareholders' equity                   41,911           21,779
                                                  ---------        ---------
                                                 $ 142,144        $ 141,330
                                                  =========        =========

See accompanying notes to consolidated financial statements.

               KOLLMORGEN CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Cash Flows
                    (Dollars in thousands)
                          (unaudited)
                                                            For the
                                                       Nine Months Ended
                                                          September 30,
                                                       ------------------
                                                     1997         1996
                                                 ----------   ----------
Cash flows from operating activities:
Net income from operations                       $  19,536    $   5,681
Adjustments to reconcile net income to
  net cash provided by operating activities:
  Depreciation                                       3,521        4,569
  Amortization                                         833          798
  Acquired R&D                                      11,391            0
  (Gain) loss on sale of assets                    (24,403)         211
  Equity in income of joint venture                 (1,430)           0
  Minority interest                                   (215)        (418)
  Other non-cash expenses                               32           34
Changes in assets and liabilities:
  Accounts and notes receivable                      3,520          (40)
  Recoverable amounts on long-term contracts           252        5,606
  Inventories                                         (817)      (2,855)
  Prepaid expenses                                     (33)        (466)
  Accounts payable and accrued liabilities          (9,395)      (7,219)
  Deferred income taxes and other expenses             199         (671)
  Other                                                 79           28
                                                  ---------    ---------
    Net cash provided by operations                  3,070        5,258
                                                  ---------    ---------
Cash flows from investing activities:
  Capital expenditures                              (4,266)      (3,828)
  Proceeds from sale of assets                           0        2,930
  Proceeds from sale of investment in joint venture 41,396            0
  Acquisitions of Servotronix and Seidel           (15,772)           0
  Cash of subsidiaries acquired                        626           97
  Equity investments                                   (75)      (1,404)
  Long term notes receivable (net of repayments)       262          396
                                                  ---------    ---------
    Net cash provided by (used in) investing activities          22,171    (1,809)
                                                  ---------    ---------



Cash flows from financing activities:
  Borrowings under credit lines                     12,539        1,216
  Repayments of credit lines                        (7,225)           0
  Principal repayment on other notes                     0       (1,916)
  Common stock issued from treasury                  1,078          312
  Redemption of preferred stock                          0      (25,506)
  Principal payments on capital lease obligations      (55)         (80)
  Borrowings of long-term debt                         100       25,000
  Repayments of long-term debt                     (26,525)      (5,219)
  Dividends paid on common and preferred stock        (590)        (874)
                                                  ---------    ---------
    Net cash used in financing activities          (20,678)      (7,067)
                                                  ---------    ---------

  Effect of exchange rate changes on cash             (127)         (75)
                                                  ---------    ---------

  Net increase (decrease) in cash and cash equivalents            4,436    (3,693)
  Cash and cash equivalents at beginning of period  13,445       17,789
                                                  ---------    ---------
  Cash and cash equivalents at end of period     $  17,881    $  14,096
                                                  =========    =========



SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid during the period for:
     Interest                                    $   3,075    $   3,278
     Income taxes (net of refunds)                   5,115          703






See accompanying notes to consolidated financial statements.

                            KOLLMORGEN CORPORATION AND SUBSIDIARIES
                          Notes to Consolidated Financial Statements
                                   September 30, 1997


1.       The accompanying unaudited consolidated financial statements include the accounts of Kollmorgen Corporation (the "Company") and all of its majority owned subsidiaries.

2. In the opinion of management, the unaudited consolidated financial statements included herein contain all adjustments, consisting only of normal recurring adjustments, (except for the charge for acquired research and development, and the gain on sale of joint venture interest), necessary to present fairly the Company s and its consolidated subsidiaries  financial condition at September 30, 1997, the results of operations for the three-month and nine-month periods ended September 30, 1997 and 1996 and the cash flows for the nine-
               month periods ended September 30, 1997 and 1996.  Certain
               reclassifications have been made to the prior year's financial statements to conform to 1997 classifications. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. See Management s Discussion and Analysis of Financial Condition and Results of Operations for additional information. These interim financial statements should be read in conjunction with the Company s Annual
               Report on Form 10-K for the year ended December 31, 1996.

3. Effective December 31, 1996, the Company combined its Macbeth division with the Color Control Systems business of Gretag AG and received 48% of the shares in the Swiss holding company which controls the two businesses (the  Joint Venture ).  Accordingly, at
               December 31, 1996, and through the second quarter of 1997, the Macbeth division is not consolidated in the accompanying financial statements, but instead the Company accounted for its interest in the Joint Venture using the equity method.

               Effective June 17, 1997, the Company agreed, pursuant to a firm underwriting agreement, to sell approximately 88% of its interest in the Joint Venture as part of an initial public offering on the Swiss stock exchange. On June 25, 1997 the Company sold approximately 88%
               of its interest in the Joint Venture, receiving approximately $38 million. Subsequently in August, 1997, the Company sold the remaining shares to the underwriter, receiving approximately $4.0 million in cash. The accompanying financial statements reflect a gain in the second quarter of 1997 of approximately $24 million on the sale of its shares in the Joint Venture. The gain is net of $2 million in income taxes and utilization of net operating loss and other tax credit carryforwards.

               Refer to Note 2 of the 1996 financial statements contained in the Company s Annual Report on Form 10-K for the year ended December 31,
               1996 for additional information.

4.             Inventories (in thousands) consist of the following:

                                 September 30,    December 31,
                                     1997             1996
                                 -------------    ------------
             Raw materials           $ 13,906         $11,816
             Work in process            7,736           8,118
             Finished goods             3,844           2,516
                                      --------        --------
                                     $ 25,486        $ 22,450
                                      ========        ========

5.   The Financial Accounting Standards Board issued Statement No. 128
     ( SFAS 128 ), Earnings per Share, which requires the presentation of basic and diluted earnings per share (EPS). Basic EPS excludes the dilutive effect of common equivalent securities and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Basic EPS replaces primary EPS. Diluted EPS is computed similarly to fully diluted EPS under the existing rules found in APB Opinion No. 15, "Earnings per Share." The Company will adopt SFAS 128 as of December 31, 1997, and upon adoption, will restate all prior period EPS data presented. Basic EPS calculated under the provisions of SFAS 128 would have been as follows:

                                      For the             For the
                                 Three Months Ended   Nine Months Ended
                                    September 30,       September 30,
                                 ------------------   -----------------
                                    1997     1996       1997     1996
                                  -------  -------    -------  -------
     Earnings per common share:
         Basic                    $ 0.21   $ 0.19     $ 1.99   $ 0.55
         Diluted              $ 0.20   $ 0.18     $ 1.90   $ 0.54

6. Effective April 2, 1997, the Company agreed to purchase all of the remaining shares of Servotronix Ltd. ("Servotronix") for cash of $6.4 million and through the issuance of 257,522 shares of the Company s common stock. The shares not yet purchased are a liability of the Company in the amount of $1.8 million at September 30, 1997. Accordingly, the Company has accounted for the purchase of Servotronix as if 100% of the shares were purchased on April 2, 1997.

7. Effective June 10, 1997, the Company entered into a binding agreement to purchase all of the shares of Fritz A. Seidel Elektro-Automatik GmbH ( Seidel ). Accordingly, the Company consolidated the balance sheet of Seidel as of June 30, 1997. The Company funded the purchase on August 12, 1997 by borrowing $8.8 million under a line of credit with a German bank. Effective in the third quarter of 1997, the results of operations for Seidel are consolidated in the accompanying financial statements.

8. In connection with the acquisitions of Servotronix and Seidel, the Company has allocated the purchase price to the assets acquired, both tangible and intangible, and any excess of the purchase price over the assets acquired has been classified as goodwill. A portion of the purchase price has been allocated to in-process research and development for products which are not yet feasible and the value of the in-process research and development of $10.5 million was expensed as Acquired research and development in the second quarter of 1997. Also included in acquired research and development was a charge of approximately $0.9 million for technology acquired unrelated to the Servotronix and Seidel acquisitions.

9. The Company will adopt Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ( SFAS 130 ) in fiscal year ending December 31, 1998. SFAS No. 130 established standards for reporting the display of comprehensive income and its components in a full set of general-purpose financial statements. Management has not determined the effect of adopting SFAS No. 130.

10. The Company will adopt Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information ( SFAS 131 ) in fiscal year ending December 31, 1998. SFAS No. 131 specifies revised guidelines for determining an entity s operating segments and the type and level of financial information to be disclosed. Management has not determined the effect of adopting SFAS No. 131.

      Management's Discussion and Analysis of Financial Condition
                    and Results of Operations

                      RESULTS OF OPERATIONS

     In the first quarter of 1996 the Company sold a significant portion of its instrumentation business located in France. Effective December 31, 1996 the Company combined its Macbeth division with the Color Control Systems business of Gretag AG and received 48% of the shares in the Swiss holding company which controls the two businesses (the Joint Venture ). Accordingly, through the period ended June 30, 1997, the Company accounted for its interest in the Joint Venture using the equity method. On
June 25, 1997, the Company sold approximately 88% of its interest in the Joint Venture as part of the Joint Venture s initial public offering on the Swiss Stock Exchange. The Company sold its remaining interest in the JV in August, 1997, receiving approximately the book value of the investment. For comparative purposes, both the French instrumentation business and the Joint Venture will be referred to as the Businesses Divested . The Businesses Divested represented a significant portion of the Company s Electro-Optical Instruments segment which had been discussed separately from the Company s motion technology segment in the prior year. Since meaningful comparative information cannot be presented for the Electro-Optical Instruments segment, the Company has discontinued segment discussion.

     Revenues increased $3.9 million or 7.3% for the three months ended September 30, 1997 as compared to the same period a year ago. Excluding the Businesses Divested, third quarter revenues increased $11.3 million or 24.8% as compared to the third quarter of 1996. Revenues declined $6.6 million or 3.9% for the first nine months of 1997 as compared to the same period a year ago. Excluding the Businesses Divested, revenues increased $17.1 million or 11.7% as compared to the first nine months of 1996. The increase includes the additional revenue in connection with the Servotronix and Seidel acquisitions. Additionally, the increase reflects the Company s High Volume business, which manufactures fractional horsepower motors. This business had a significant increase in its 1997 revenues as compared to 1996 as a result of increased production under volume commitments from its customers. The increase also reflects the Company s engineering consulting business, Proto-Power, which has seen strong demand for its compliance services to the utility industry. These increases more than offset a decline in revenues at the Company s aerospace and defense businesses which was principally a result of a weakening in the value of the dollar to the French franc, and a decrease in revenues recognized on long term military contracts.

     Gross margin as a percent of sales declined in the third quarter of 1997 as compared to the same period in 1996 from 33.2% to 29.7%.
Excluding the Businesses Divested, gross margin was approximately 30.1% for the third quarter of 1996. For the nine months ended, gross margin as a percent of sales declined in 1997 compared to 1996 from 33.5% to 30.3%. Excluding the Businesses Divested, gross margin declined slightly from 30.8% to 30.3%.

     Sales and marketing expenses declined $1.6 million in the third quarter of 1997 as compared to the third quarter of 1996. When the Businesses Divested are excluded, the result is an increase of $0.4 million and a decrease as a percentage of sales from 10.2% in the third quarter of 1996 to 8.8% in the third quarter of 1997. Sales and marketing expenses declined $5.6 million in the nine months of 1997 as compared to the same period in the prior year. When the Businesses Divested are excluded, the result is an increase of $0.6 million and a decline as a percentage of sales from 9.8% for the first nine months of 1996 to 9.2% for the first nine months of 1997. The decline of sales and marketing expenses as a percentage of sales reflects benefits due to the reorganization at the Company's domestic commercial motion technology sales channels.

     General and administrative expenses increased $100 thousand in the third quarter of 1997 as compared to the third quarter of 1996. As a percentage of sales, general and administrative expenses declined from 10.8% in 1996 to 10.3% in 1997. Excluding the Businesses Divested, general and administrative expenses as a percentage of sales for the third quarter decreased from 11.6% in 1996 to 10.3% in 1997. For the nine months ended September 30, 1997, general and administrative expenses declined by $0.8 million compared to the prior year. When the Businesses Divested are excluded, general and administrative expense increased $0.9 million or 5.5%, but declined as a percentage of sales for the first nine months of 1996 from 11.3% to 10.7% for the same period in 1997.

     Research and development expenses increased in the third quarter by $0.3 million. Excluding the Businesses Divested, research and development expense increased by $1.0 million for the third quarter and increased as a percentage of sales from 4.3% in 1996 to 5.2% in 1997. For the nine months ended September 30, 1997, research and development expense decreased $1.8 million compared to 1996 and declined as a percent of sales from 5.3% in 1996 to 4.4% in 1997. Excluding the Businesses Divested for the nine months, research and development expense increased by $0.8 million, and remained consistent as a percentage of sales at 4.4%

     As described in Note 8 to these quarterly Financial Statements, in the second quarter of 1997 the Company incurred a charge of $11.4 million in connection with acquired research and development, principally relating to the two acquisitions completed in that quarter.

     The Company reported income from operations of $3.1 million and $2.6 million for the three month periods ended September 30, 1997 and September 30, 1996, respectively. As a result of the charge for acquired research and development, the Company reported a loss from operations of $1.6 million for the nine months ended September 30, 1997 compared to income from operations of $9.0 million for the same period in the prior year. Excluding the impact of the charge for acquired research and development, income from operations for the nine months ended September 30, 1997 increased 8.6% to $9.8 million compared with the same period of 1996.

     Interest expense decreased 38.4% and 6.6% for the three and nine month periods ended September 30, 1997, as compared to the same periods in 1996 due to the decrease in the overall debt level of the Company. On June 30, 1997, the Company repaid the remaining balance of approximately $21.1 million of its term loan used to finance the redemption of the Company s preferred stock in February 1996. Accordingly, the Company expects interest expense to be at the reduced levels for the balance of the year compared to the comparable period in 1996.

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

     Bookings increased $15.5 million or 11.1% during the first three quarters of 1997 as compared to the same period in the prior year (excluding the Businesses Divested). The increase reflects improved bookings for the Company s High Volume business, its engineering consulting services and the additional bookings of recent acquisitions.


                     LIQUIDITY AND CAPITAL RESOURCES

     The Company s cash and cash equivalents increased $4.4 million during the first nine months of 1997. Net cash provided by operating activities generated $3.1 million. Accounts receivable generated $3.5 million in cash during the first three quarters of 1997 reflecting strong collections and a reduction in days sales outstanding. Inventories, recoverable amounts under long term contracts, and prepaid expenses used $0.6 million in cash during the first nine months of 1997. Accounts payable and accrued liabilities used $9.4 million in cash. The use of cash was due to income tax payments of $5.1 million, a $1.5 million payment for the refinancing of a building lease on more favorable terms to the Company, and scheduled payments made in early 1997.

     The Company recently entered into a five-year $50 million unsecured credit facility. Borrowings under the agreement bear interest at the bank's prime lending rate or the bank's Eurodollar rate plus the current margin of .75%. The margin varies based on a financial ratio of the Company. This facility replaces a $45 million fully secured arrangement.

     Investing activities provided $22.2 million in cash during the first nine months of 1997. The Company received proceeds of approximately $41.4 million from the sale of the majority of its interest in the Joint Venture. In connection with the acquisition of Servotronix, the Company paid $6.4 million. The Company funded the acquisition of Seidel for $9.3 million during the third quarter through a combination of debt and cash.

     Financing activities used $20.7 million in cash principally to repay the remaining balance of its term loan using the proceeds of the sale of a portion of its interest in the Joint Venture.

     The Company believes that it has sufficient working capital and available borrowing under its line of credit to finance its cash requirements for capital expenditures, sinking fund payments, and working capital needs for the next twelve months.

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

         Exhibit 10(A)    Kollmorgen Deferred Compensation Plan

         Exhibit 10(B) Fifth Amended and Restated Multicurrency Credit Agreement dated as of September 30, 1997

         Exhibit 11   Statement re computation of per share earnings

         Exhibit 27   Financial Data Schedules

     (b)  Reports on Form 8-K.

         On August 18, 1997, the Company filed a current report on Form 8-K reporting the issuance of 86,522 shares of its Common Stock, $2.50 par value, ("Common Stock") in connection with the Servotronix acquisition.

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


Date:    November 14, 1997