Form 10-K
period 1997-12-31
KOLLMORGEN CORP
filed 1998-03-30
CIK 56583

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K

/x/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act __ of 1934 for the fiscal year ended December 31, 1997, or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities
__  Exchange Act of 1934 for the transition period from ________ to _______.

                      Commission File Number     1-5562
                                             -------------

                             KOLLMORGEN CORPORATION
                             ----------------------
             (Exact name of registrant as specified in its charter)

                      New York                         04-2151861
                      -------------------------------------------
           (State or other jurisdiction of          (I.R.S. Employer
          incorporation or organization)          Identification No.)

        Reservoir Place, 1601 Trapelo Road, Waltham, MA       02154-7333
        ----------------------------------------------------------------
           (Address of principal executive office)            (Zip Code)

       Registrant's telephone number, including area code (781) 890-5655

Securities registered pursuant to Section 12(b) of the Act:

                                        Name of each exchange on
    Title of each class                     which registered
    -------------------                    -------------------
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

    Yes  X     No
       -----      -----

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.     / /
                                 __

    State the aggregate market value of the voting stock held by non-affiliates of the registrant.
                      $207,071,992 as of March 24, 1998.

    Indicate the number of outstanding shares of the registrant's Common Stock.
                    10,054,474 shares as of March 24, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the 1998 Definitive Proxy Statement to be filed for the 1998 Annual Meeting of Shareholders are incorporated by reference into Part III.

                                     PART I


Item 1.  Business.

    (a) General. Kollmorgen Corporation was incorporated in the State of New York in 1916. The term the "Company" as used herein refers to Kollmorgen Corporation and its subsidiaries. The Company believes that it is one of the major worldwide manufacturers of high performance electronic motion control products and systems and has operations in two industry segments: industrial and commercial and aerospace and defense.

    (b) Financial Information about Industry Segments. A table setting forth the amounts of revenue, operating profit or loss and identifiable assets attributable to each of the Company's industry segments in each of its last three fiscal years is contained in Note 20 captioned "Industry Segment Information" to the Financial Statements.

    (c) Narrative Description of Business. During 1997, the Company made a number of strategic acquisitions, divested itself of a significant business unit, and internally realigned its businesses into two business segments. These actions are consistent with the previously announced strategy to focus on businesses primarily related to high performance electronic motion control. The Company believes that it is one of the major worldwide leaders in the field of
high performance motion control.   For example, in January 1997, the Company
announced the formation of a new Swiss joint venture with the shareholders of Gretag AG whereby the Company, effective December 31, 1996, contributed all of the Macbeth commercial electro-optical businesses to Gretag-Macbeth Holding AG ("Holding"), a Swiss company. In June 1997, the Company sold its interest in Holding through a public offering on the Swiss stock exchange.

    In the 1997 second quarter, the Company also announced that it increased its ownership to 80% in Servotronix Ltd., a company in Israel that develops software for motion control systems. During July 1997, the Company acquired Fritz A. Seidel Elektro-Automatik GmbH of Dusseldorf, Germany, a leading designer and distributor of high performance servo motors throughout Europe.

    In addition, during 1997 the Company reorganized its existing businesses into two distinct segments, namely, the Industrial and Commercial Group and the Aerospace and Defense Group.


 Industrial and Commercial Group.

    The Company's products in this segment include a number of different types of permanent magnet motors, associated electronic amplifiers and feedback components, controls and related systems for a variety of applications. The Company's line of servo motors and related drive electronics are used in a variety of industrial applications including industrial automation, process control, machine tools, underwater equipment, and robotics. Its torque motors, tachometer generators are used worldwide in medical, machine tool and process control applications. The above products are manufactured primarily in Radford, Virginia, at the Company's Industrial Drives and Inland Motor Divisions.

    In addition, the Company sells a line of stepper motors and brushless motors used for office and factory automation, computer peripherals, instrumentation, and medical applications. The PMI Division located in Commack, New York, designs, manufactures, and distributes a line of low inertia, high speed of response, d.c. motors and associated electronics plus feedback devices used primarily in industrial automation and medical applications. This division also sells linear motors for various industrial applications. The Company distributes industrial motors and a proprietary line of analog and digital electronic drives sold under the trademarks "Digifas" and "Digilink" in Europe through its wholly-owned subsidiary, Seidel Servo Drives GmbH.

    In addition to the Company's principal facilities located in Virginia and New York, the Company in recent years has begun the manufacture and assembly of its commercial products in other geographic locations. Through a joint venture in Mumbai, India, the Company manufactures high volume, fractional horsepower motors primarily for the computer peripheral and electronics markets. The Company also distributes its industrial motors products in the People's Republic of China through a majority-owned joint venture company, Tianjin Kollmorgen Industrial Drives Corporation, located in Tianjin, PRC.

    In this segment, competitive advantage is gained by the ability of the Company to design new or adapt existing motors and drive systems to meet relatively stringent packaging and performance requirements of customers, most of whom are original equipment manufacturers purchasing the motors and drives for inclusion in their end product. While meeting these stringent technical specifications, the motors and drives must also be price competitive. The number and identity of the competitors in this segment varies depending upon the particular industry and product application. Several large European and Japanese manufacturers, either directly or through joint ventures with American companies, have been able to compete successfully in the United States machine tool and industrial automation marketplaces, including the market for industrial motors of the type that the Company's Industrial Drives Division manufactures. In other markets, there are relatively few competitors for each marketplace or application, and generally they are specialized domestic or foreign motor manufacturers.

    The products in this segment are marketed and sold worldwide directly through qualified technical personnel employed by the Company, or through manufacturers' representatives or distributors, or by a combination of the foregoing.

    In this segment, the Company also provides services for the modification and upgrade of nuclear and fossil power plants of domestic electric utility companies and independent power producers through a wholly-owned subsidiary, Proto-Power Corporation. In recent years, this subsidiary has licensed its proprietary computer-aided engineering software to a number of its customers for analyzing the performance of power plant systems and equipment.

    The backlog of the Industrial and Commercial Group at the end of 1997 was $36.3 million, essentially all of which is expected to be shipped in 1998.


  Aerospace and Defense Group.

    The Company's motion control products and subsystems in this segment are primarily manufactured by Kollmorgen Artus, a wholly-owned French subsidiary, and the Inland Motor Division, Radford, Virginia. Its electro-optical products and systems are manufactured and sold through its Electro-Optical Division located in Northampton, Massachusetts.

    Kollmorgen Artus manufactures and sells generators, special motors, electro-mechanical actuators and drive electronics, synchros, and resolvers, which are sold worldwide into the defense and aerospace market. During early 1997, Kollmorgen Artus announced the successful test flight of its proprietary ac/dc regulated power management system on the Bell-Boeing V-22 Osprey tiltrotor aircraft. This subsidiary recently completed the construction of a new motor facility in Bien Hoa, Vietnam, for the manufacture of resolvers, subassemblies and motors exclusively for that business. Kollmorgen Artus also manufactures and sells calibration systems for air traffic control navigation aids.

    The specialty d.c. torque motors, tachometer generators and electro-mechanical actuators and related electronics are used worldwide in a variety of aerospace and defense applications, including missiles, commercial and military aircraft and sophisticated guidance tracking systems.

    In addition to selling rotating products and systems since 1960, the Company has been the primary designer and major supplier of submarine periscopes and related spare parts to the United States Navy since 1916 and also markets and sells submarine periscopes to navies throughout the world through its Electro-Optical Division. This Division also has been an important supplier of other electro-optical instruments for various weapon systems, including specialized on-board sights for the DDG-51 Arleigh-Burke Class of guided missile destroyers. These instruments often possess highly advanced servo-driven optical systems and may use lasers, infrared detectors, or low-light level television imaging systems for night vision. The Company has also begun the introduction of a proprietary weapon control system for a variety of platforms which are being sold under the trademark CLAWS(TM).

    Depending on the particular customer, the Company's aerospace and defense business, particularly at its Electro-Optical Division, is characterized by long-term contracts which require the delivery of products over more than one year and progress payments during the manufacture of the product. Competition is generally limited to divisions of large multinational companies which specialize in military contracting. To date, the Company has been able to compete effectively against these larger companies because of the Company's experience and expertise in the specialized areas which it serves.

    The backlog of this segment at the end of 1997 was $62.1 million of which approximately 80% is expected to be shipped in 1998.

 Customer Base.

    Except to the extent that sales to the U.S. government under numerous prime and sub-contracts may be considered as sales to a single customer, the Company's business is not characterized by dependence upon one customer or a few customers, the loss of any of which would have a materially adverse effect on its total business. Typical of all engineered or custom-made component and systems businesses, the Company's customer base is composed of a number of large key accounts, the importance of any one of which can vary from year to year. During 1997, no customer accounted for 10% or more of the Company's consolidated revenues.

 Government Sales.

    In 1997, sales to the U.S. Government or for U.S. Government end-use represented approximately 21.5% of revenues.

 Patents.

    The Company has either applied for or been granted a number of domestic and foreign patents pertaining to its business segments. The Company believes that these patents are and will be important to the Company's continued leadership position in these business segments and, when necessary, has and will continue to enforce its legal rights against alleged infringements of its patent estate. On January 15, 1998, the Company announced that it will receive $27.2 million under a confidential settlement and paid-up license agreement with a large multinational Japanese company covering certain of the Company's motion control patents. The Company has also notified a number of domestic and foreign companies that licenses are available for these patents.

 Raw Materials.

    The raw materials essential to the Company's business are generally available in the open market, and the Company did not experience any significant shortages in such materials during the past three years. The Company believes that it has adequate sources of raw materials available for use and does not anticipate any significant shortages.

 Research and Development.

    During 1997, the Company spent $9.7 million or approximately 4.3% of its consolidated sales on research activities related to the development of new products. This compares to $12.1 million or 5.3% in 1996, and $13.2 million or 5.8% in 1995. Substantially all of this amount was sponsored by the Company.


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


 Employees.

    The Company is a party to a collective bargaining agreement with the International Association of Machinists and Aerospace Workers that currently covers 34 employees and expires in August 1999.

    As of December 31, 1997, the Company employed approximately 1,863 employees. The Company believes that it enjoys satisfactory relations with its employees, including those covered by the collective bargaining agreement.


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

                                                                                 Size of       Leased
            Business Segment                                 Location            Facility     or Owned
            ----------------                                 --------            --------     --------
Industrial and Commercial Group                         Commack, NY           100,000 sq.ft.   Leased
                                                        Groton, CT             32,000 sq.ft.   Leased
                                                        Radford, VA           261,000 sq.ft.   Owned
                                                        Dusseldorf, Germany    34,000 sq.ft.   Leased
                                                        Petach Tikva, Israel   11,000 sq.ft.   Leased

Aerospace and Defense Group                             Brattleboro, VT        24,000 sq.ft.   Leased
                                                        Northampton, MA        98,000 sq.ft.   Owned
                                                        Avrille, France        94,000 sq.ft.   Owned
                                                        Besancon, France       11,000 sq.ft.   Owned
                                                        Bien Hoa, Vietnam      24,000 sq.ft.   Owned

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


Item 4.  Submission of Matters to a Vote of Security Holders.

    Not applicable.

 Executive Officers of the Company.

    The following is a list of the Company's executive officers, their ages and their positions as of March 24, 1998:

                                           Present             Business Experience During
    Name                   Age             Office                   Past Five Years
------------             -------        -------------  ---------------------------------------------
Gideon Argov                41           President     Chairman of the Board since March 1996.
                                                       President and Chief Executive Officer since
                                                       November 1991; Director since May 1991.  From
                                                       March 1989 to May 1991, President and Chief
                                                       Executive Officer and Director of High Voltage
                                                       Engineering Company.  Prior to that date, for five
                                                       years a manager and senior consultant with Bain &
                                                       Company.

Robert J. Cobuzzi           56          Senior Vice    Senior Vice President since February 1993,
                                        President,     Treasurer and Chief Financial Officer since July
                                      Treasurer, and   1991.  From April 1989 to July 1991, Vice
                                      Chief Financial  President and Treasurer of High Voltage
                                         Officer       Engineering Company.  Prior to April 1989, Vice
                                                       President and Chief Financial Officer of Ausimont
                                                       N.V.

Daniel F. Desmond           48       Vice President    Vice President since November 1997.  President of
                                                       the Company's Aerospace and Defense Group.
                                                       President of the Company's Electro-Optical
                                                       Division from 1989 to present.

James A. Eder               52       Vice President,   Vice President since January 1990.  General
                                     Secretary, and    Counsel since December 1991, and Secretary since
                                     General Counsel   1983.  Previously he had been Assistant Corporate
                                                       Counsel from 1977 to 1982.

Keith D. Jones              39       Controller and    Corporate Controller since May 1996.  Chief
                                    Chief Accounting   Accounting Officer since March 1996.  Director of
                                        Officer        Finance and Corporate Controller of Cambridge
                                                       Biotech Corporation from September 1991 to August
                                                       1995.

Mark E. Petty               42      Vice President     Vice President since January 1996.  President of
                                                       the Company's Industrial and Commercial Group
                                                       since 1994.  Prior to that, he held several
                                                       management positions in the Company since March
                                                       1992.  Previously,  President of General Eastern,
                                                       a Division of High Voltage Engineering Company.


    All officers are elected annually for one-year terms at the organizational meeting of the Board of Directors held immediately following the annual meeting of shareholders.

                              Part II

Item 5.  Market for the Company's Common Equity and Related Shareholder Matters.

    The Company's Common Stock is traded on the New York Stock Exchange. There were approximately 1,900 registered holders of the Company's Common Stock on March 24, 1998. The following table sets forth the high and low sales price for shares of the Company's Common Stock within the last two fiscal years and the dividends paid during each quarterly period.

                         SELECTED QUARTERLY STOCK DATA
                   (In thousands, except per share amounts)


                                             Q 1 97     Q 2 97     Q 3 97    Q 4 97    Q 1 96    Q 2 96    Q 3 96    Q 4 96
                                             ------     ------     ------    ------    ------    ------    ------    ------
Market price per common share
 High:..................................     $15 1/8   $15 15/16   $19 1/4   $20 3/8   $13 1/8   $15 5/8   $14 3/4   $13 3/4
 Low:...................................      10 7/8      11 5/8    14 3/4    16 3/4     9 5/8    11 3/8    10 1/2    10 1/8
Shares of common stock traded ..........       2,076       1,425     1,914     1,270     1,152     1,215       818     1,710
Dividends per common share .............     $   .02   $     .02   $   .02   $   .02   $   .02   $   .02   $   .02   $   .02
Average outstanding common shares
 and common share equivalents ..........      10,177      10,190    10,465    10,525     9,706    10,092    10,044    10,028


Item 6.  Selected Financial Data.
--------------------------------

    The following table sets forth selected consolidated financial data for the Company for each of the five fiscal years 1993 through 1997.

                            SELECTED FINANCIAL DATA
                   (In thousands, except per share amounts)


                                                       1997        1996        1995*        1994        1993
                                                      ------      ------      -------      ------      ------
Net sales..........................................  $222,246    $230,424    $228,655     $191,771    $185,538
Acquired research and development .................    11,391           -           -            -           -
Tender offer costs ................................     4,176           -           -            -           -
Gain on sale of investment in Joint Venture........    24,321           -           -            -           -
Net income.........................................    19,720       8,904       7,157        4,051       4,752
Total assets.......................................   145,444     141,330     147,474      138,201     134,008
Total debt.........................................    43,623      65,541      49,808       53,991      53,524
Redeemable preferred stock (See Note 8
  to Financial Statements).........................         -           -      25,506       22,532      22,407
Average outstanding common shares and
  common share equivalents.........................    10,364      10,042       9,770        9,703       9,632
Earnings per common share:
  Basic............................................  $   2.00    $   0.89    $   0.26     $   0.18    $   0.25
  Diluted..........................................  $   1.90    $   0.86    $   0.26     $   0.18    $   0.25
Cash dividends per common share....................  $   0.08    $   0.08    $   0.08     $   0.08    $   0.08


* After provision for the 10% premium on the redemption of the Series D Convertible Preferred Stock.

Item 7.  Management's Discussion and Analysis of Financial Condition and
------   ---------------------------------------------------------------
               Results of Operations.
               ---------------------

    This filing contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Please refer to the "Forward-Looking Statements" and "Risk Factors" included in the Registration Statement on Form S-4 dated January 15, 1998.

    During 1997, the Company continued to increase its focus on high performance motion control. Over the past three years this effort has resulted in the acquisition of two companies, the sale of three instrumentation businesses, a tender offer in an attempt to merge with one of the Company's competitors, and an internal restructuring of its motion control businesses into two organizations, the Industrial and Commercial Group and the Aerospace and Defense Group. These activities resulted in several special items detailed in the notes to the Company's financial statements. The special items are summarized below:

    Effective April 2, 1997, the Company agreed to purchase all of the remaining shares of Servotronix Ltd. ("Servotronix") for cash of $6.4 million and through the issuance of 257,522 shares of the Company's common stock.

    Effective June 10, 1997, the Company entered into a binding agreement to purchase all of the shares of Fritz A. Seidel Elektro-Automatik GmbH ("Seidel") for $9.4 million in cash.

    In connection with the acquisitions of Servotronix and Seidel, the Company has allocated the purchase price to the assets acquired, both tangible and intangible, and the excess of the purchase price over the assets acquired has been classified as goodwill. A portion of the purchase price has been allocated to in-process research and development in the amount of $10.5 million which was expensed as "Acquired research and development" in the second quarter of 1997. Also included in Acquired research and development was a charge of approximately $0.9 million for technology acquired unrelated to the Servotronix and Seidel acquisitions.

    On December 15, 1997, the Company commenced a tender offer ("Tender Offer") for 50.1% of the outstanding shares of Pacific Scientific Company ("Pacific") in cash with the remainder of the Pacific shares to be acquired through the issuance of the Company's stock to complete the merger. On February 2, 1998, the Company terminated its offer to acquire Pacific after a significantly higher bid was accepted by the Pacific board of directors. Included in the accompanying financial statements is a charge of $4.2 million representing the costs incurred through December 31, 1997 in connection with the Tender Offer.

    On January 16, 1997, the Company entered into an agreement, effective December 31, 1996, to combine its Macbeth division with the Color Control Systems business of Gretag AG (the "Joint Venture"). On June 25, 1997, the Company sold approximately 88% of its interest in the Joint Venture, receiving approximately $38 million. Subsequently, in August 1997, the Company sold the remaining shares to the underwriter, receiving approximately $4.0 million in cash. The accompanying financial statements reflect a gain in 1997 of approximately $24 million from the sale of its shares in the Joint Venture. The gain is net of $2 million in income taxes and the utilization of net operating losses and other tax credit carryforwards.

    In March 1996, the Company sold a significant portion of its instrumentation business located in France for 12 million French francs (approximately $2.4 million), the approximate book value of the assets sold. In October 1995, the Company sold its Photo Research business for $3.2 million in cash after expenses relating to the sale, which resulted in a gain of approximately $0.9 million. Collectively the French instrumentation business, the Photo Research business, and the Macbeth business will be referred to as the "Businesses Sold".

    On January 19, 1996, the Company entered into a term loan with the Company's lead bank which amended its existing loan agreement to include a $25 million five year amortizing term loan for the purpose of redeeming, in February 1996, the Company's Series D Convertible Preferred Stock (the "Preferred Stock"). Deducted from earnings in the calculation of earnings per share in 1995 was a 10% redemption premium of $2.3 million, or $0.24 per share. The Preferred Stock had a dividend rate of 9.5%, which was not deductible for tax purposes, versus the 7.45% interest rate of the term loan. Consequently this rate differential had a beneficial impact in 1996 on the

Company's earnings per share, and the deductibility of the interest payments had a favorable impact to the Company in 1997 as its tax benefit carryforwards were fully utilized in 1996. In June 1997, the Company repaid the term loan with the proceeds from the sale of its interest in the Joint Venture.

    Collectively, the above items will be referred to as the "Special Items" to provide for comparative discussion of the Company's results on a consistent basis.


                             Results of Operations
                             ---------------------

    For the year ended December 31, 1997, the Company had sales of $222.2 million and net income of $19.7 million, equal to $1.90 per common share (diluted). These results compare with 1996 sales of $230.4 million and net income of $8.9 million equal to $0.86 per common share (diluted), and 1995 sales of $228.7 million and net income of $7.2 million, equal to $0.26 per common share (diluted). Excluding the impact of the Special Items discussed above, the Company's net income would have been $10.5 million equal to $1.02 per share, $8.9 million equal to $0.86 per share, and $7.2 million equal to $0.50 per share for the years 1997, 1996, and 1995, respectively.

    Operating income declined in 1997 to a loss of $1.8 million from income in 1996 of $8.9 million. Excluding the Special Items discussed above and the equity in earnings of the Joint Venture, operating income would have been $12.5 million in 1997, an increase of 41% over 1996. Excluding the Special Items and the Businesses Sold, the Industrial and Commercial Group's operating income increased by 67% in 1997 over 1996 to $10.2 million from $6.1 million as a result of the improved results by the Group's domestic operations, increased sales from its high volume business, the impact of the Seidel acquisition and strong performance in the engineering consulting business. The Aerospace and Defense Group's operating income declined in 1997 by 4% to $10.5 million in 1997 from $11.0 million in 1996 as a result of a decline in the French operation which was affected by the startup costs of the Vietnam manufacturing facility, the decline in sales to foreign militaries, and the weakening value of the French franc.

    Operating income in 1996 increased 24% to $8.9 million in 1996 from $7.2 million in 1995. In the Industrial and Commercial Group, operating income increased 23% to $8.4 million in 1996 from $7.0 million in 1995 due to increased revenues being partially offset by increased R&D spending associated with new products and G&A costs incurred in the implementation of new information systems. In the Aerospace and Defense Group, operating income rose 19% to $11.0 million in 1996 from $9.2 million in 1995 as a result of increased sales volume of higher margin products by its U.S. motion control components group.

    The Company's sales decreased 4% in 1997 versus 1996. Excluding the Businesses Sold, revenues increased 13% which is attributable to increased revenue in the Industrial and Commercial Group. The Industrial and Commercial revenue increased to $120.2 million in 1997 from $90.2 million in 1996 or 33% was a result of the Seidel and Servotronix acquisitions, increased revenues for engineering consulting, and an increase in the sales of fractional horsepower motors manufactured at the Company's production facility located in Mumbai (Bombay), India. Sales to Aerospace and Defense customers declined 5% from $107.2 million in 1996 to $102.0 million in 1997 a result of the weakening in the value of the French franc and a decline in motion control component sales. These declines were primarily in the defense portion of this segment, with decreased sales to foreign militaries more than offsetting increased sales to the U.S. military.

    The Company's sales increased by 1% in 1996 versus 1995. Excluding the Businesses Sold, revenues increased 9% in 1996 over 1995. This was a result of increased revenues in both segments with sales to Industrial and Commercial customers increasing 15% and sales to the Aerospace and Defense markets increasing 5%.

    The Company's overall gross margin declined as a percent of sales to 31% in 1997 from 34% in 1996 as a result of the impact of the Businesses Sold. Excluding the Businesses Sold, the Company's gross margin as a percent of sales remained at approximately 31% for 1997 as compared to 1996. The Industrial and Commercial Group had a slight increase in gross margin as a percent of sales from 30% in 1996 to 31% in 1997. The Aerospace and Defense Group maintained a 31% gross profit as a percent of sales for both 1996 and 1997.

    The Company's overall gross margin improved as a percent of sales to 34% in 1996 versus 33% in 1995. Excluding the Businesses Sold, gross margin as a percent of sales increased to 31% in 1996 from 29% in 1995. This was the result of improved margins in the Company's Aerospace and Defense Group, primarily as a result of volume increases in both the group's U.S. motors operation and the French operation.

    Sales and marketing expenses were $20.9 million or 9% of sales in 1997 as compared to $27.6 million or 12% of sales in 1996. Excluding the Businesses Sold, sales and marketing expenses increased 10% from $19.1 million in 1996 to $20.9 million in 1997, but sales and marketing expenses as a percent of sales decreased slightly to 9.4% in 1997 from 9.7% in 1996. The increase in spending for sales and marketing was in the Industrial and Commercial Group due to the Seidel and Servotronix acquisitions, although spending as a percent of sales remained at 10% for this group.

    Sales and marketing expenses were $27.6 million or 12% of sales for 1996 as compared to $29.4 million or 13% of sales for 1995. The decrease in spending in 1996 was the result of the impact of the Businesses Sold, which when excluded would result in an increase in sales and marketing expenses from $17.9 million in 1995 to $19.1 million in 1996. The increase in spending in 1996 as compared to 1995 was in both the Industrial and Commercial Group and the Aerospace and Defense Group. Sales and marketing expenses as a percent of sales decreased from 11% in 1995 to 10% in 1996 for the Industrial and Commercial Group and remained constant at 9% of sales in the Aerospace and Defense Group.

    Research and development expenses were $9.7 million or 4% of sales in 1997 as compared with $12.1 million or 5% of sales in 1996. Excluding the Businesses Sold, R&D expenses were $9.7 million in 1997 or 4% of sales and $8.8 million or 5% of sales in 1996. R&D spending by the Industrial and Commercial Group increased to $4.6 million in 1997 from $3.5 million in 1996, but remained at 4% of sales. This increase in spending was a result of the Seidel and Servotronix acquisitions. R&D spending by the Aerospace and Defense Group decreased in 1997 to $4.6 million from $5.3 million in 1996. The decline in spending was a result of decreased spending by the group's French operation, where R&D spending had risen significantly in 1996 to support certain billable long-term development contracts.

    Research and development expenses were $12.1 million or 5% of sales in 1996, $13.2 million or 6% of sales in 1995. The decrease in spending in 1996 was the result of the impact of the Businesses Sold. R&D spending from ongoing businesses increased to $8.8 million or 5% of sales in 1996 from $6.9 million or 4% of sales in 1995. The Industrial and Commercial Group's R&D spending increased to $3.5 million or 4% of sales in 1996 from $2.3 million or 3% of sales as a result of the development of commercial products introduced in 1995 and 1996. The Aerospace and Defense Group's R&D spending increased from $4.6 million or 5% of sales in 1995 to $5.3 million or 5% of sales in 1996 as result of an increase in spending in 1996 for the support of long-term development contracts awarded to the group's French operation.

    General and administrative expenses declined to $22.8 million or 10% of sales in 1997 from $24.3 million or 11% of sales in 1996. Excluding the impact of the Businesses Sold, G&A expenses increased 3% to $22.8 million or 10% of sales in 1997 from $22.2 million or 11% of sales in 1996. The increase in G&A spending was a result of increased spending by the Industrial and Commercial Group due to the Seidel and Servotronix acquisitions and because of increased support required by this group's growing engineering consulting business.

    General and administrative expenses increased to $24.3 million in 1996 as compared to $22.4 million in 1995. Excluding the Businesses Sold, G&A spending increased 23% to $22.2 million or 11% of sales from $18.0 million or 10% of sales in 1995. The increase reflects the costs to support the growth of the Industrial and Commercial Group's engineering consulting business and the costs of implementation of new computer systems.

    Interest expense was $4.7 million, $5.8 million, and $4.7 million, in 1997, 1996, and 1995, respectively. The decrease in interest expense in 1997 as compared to 1996 was due to the repayment of the balance of the $25 million term loan the Company entered into to fund the redemption of its Preferred Stock in 1996, and the reduction in long-term debt as a result of the Company's annual mandatory sinking fund payments on its two convertible subordinated debentures. The increase in interest expense in 1996 over 1995 reflects the impact of the $25 million term loan.

    The Company reported taxes of $2.8 million in 1997 provided against a loss before taxes of $3.4 million. The Acquired research and development charge is not deductible for tax purposes and only a portion of the Tender Offer costs are deductible in 1997. After adjustment for these items, the Company recorded a tax provision of approximately 28% against earnings. The Company had a zero tax rate in 1996 and 1995 as a result of the utilization of net operating loss and other tax credit carryforwards.

    New orders for the Company (excluding the Businesses Sold) increased 22% in 1997 as compared with 1996. The Industrial and Commercial Group saw an increase in bookings of 28% in 1997 versus 1996 as a result of the Seidel and Servotronix acquisitions, increased orders for the group's fractional horsepower motors manufactured in India, and increased orders for the group's engineering and consulting business. The Aerospace and Defense Group's new orders increased 16% in 1997 over 1996 principally due to long term orders at the group's domestic military systems business, and an increase by its French operations.


                        Liquidity and Capital Resources
                        -------------------------------

    The Company's consolidated cash position increased by $1.4 million during 1997. Cash provided from operations was $3.0 million, $20.0 million was provided by investing activities due primarily from the cash proceeds received from the sale of the Company's equity investment in the Joint Venture, and $21.7 million was used for financing activities.

    Accounts receivable provided $5.1 million of cash reflecting collection of progress billings on long-term military contracts, and from cash generated from a receivable from the Joint Venture. Inventories used $0.8 million of cash despite an increase in sales of $24.9 million from ongoing businesses, reflecting the Company's continued focus on reducing inventory levels in 1997. Accounts payable and accrued liabilities used $4.9 million as a result of a $1.5 million payment for the refinancing of a building lease on more favorable terms to the Company, scheduled payments made in early 1997, and a decline in the inventory of the Company's domestic operations. The Company paid taxes of $7.3 million in 1997 reflecting the full utilization of its net operating loss and other tax credit carryforwards in 1996.

    The Company's investing activities in 1997 included expenditures of $6.2 million for property, plant and equipment primarily for replacement of existing equipment, investment in new equipment to improve the efficiency of manufacturing, and investment in a new manufacturing facility in Vietnam which commenced operations in 1997. The Company received $41.4 million from its equity interest in the Joint Venture. In connection with the acquisition of Servotronix, the Company paid $6.4 million in cash. The Company funded the acquisition of Seidel for $9.4 million through a combination of debt and cash.

    The Company's financing activities used $21.7 million of cash during the year. Borrowings under its revolving credit facility were $4.9 million, which was used to partially finance the Seidel acquisition. The Company repaid the balance of its term loan, or $22.7 million, with the proceeds received from the sale of its equity investment in the Joint Venture. The Company also made mandatory sinking fund payments on its two convertible subordinated debentures totaling $3.8 million, with the 10.50% debentures being retired on schedule in 1997. Common dividends were $0.8 million. The Company is required, under the terms of the 8.75% convertible subordinated debenture, to make certain mandatory sinking fund payments each year through the year 2009.

    The Company entered into a five year $50 million unsecured multicurrency credit facility in 1997. Borrowings under the agreement bear interest at the bank's prime lending rate or the Eurodollar rate plus a margin ranging from 75 to 175 basis points and which the current margin is 75 basis points. The margin varies based on the financial performance of the Company, and the Company expects to continue its financial performance at a level that will maintain the existing margin rate for the foreseeable future. This facility replaces a $45 million fully secured arrangement.

    Capital spending for 1998 is expected to increase by approximately $1.0 million over 1997 reflecting the investment in computer systems the Company is making, and investments in plant and equipment to support the increased level of business expected in 1998. The Company expects to obtain lease or debt financing for some of its capital requirements for 1998. The Company's need, cost of, and access to funds are dependent on future operating results, as well as conditions external to the Company. The Company continues to focus on working capital reductions and effective cash management in order to maximize the amount of available cash. The Company believes that with the cash generated from operations and with its current borrowing capacity, it will be able to finance its 1998 capital expenditures, sinking fund payments, and working capital requirements.

    In January 1998, the Company announced that a Japanese company had agreed to pay the Company $27.2 million under a confidential settlement and paid-up licensing agreement covering certain of the Company's motion control patents. The settlement amount, less applicable Japanese withholding taxes, was received by the Company in the first quarter of 1998.

    Certain of the Company's internal computer systems are not Year 2000 ready (i.e. such systems use only two digits to represent the year in the date data fields and, consequently, may not accurately distinguish between the 20th and 21st centuries or may not function properly at the turn of the century). The Company has been taking actions to either correct such systems or replace them with Year 2000 ready systems. The Company has been working on the replacement of many of its systems over the past two years, and many of these systems are either currently operational or will be in 1998. The Company expects to implement successfully the systems and programming changes necessary to address the Year 2000 issues and does not believe that the cost of such actions will have a material effect on the Company's results of operations or financial condition. There can be no assurance, however, that there will not be a delay in, or increased costs associated with, the implementation of such changes, and the Company's inability to implement such changes could have an adverse effect on future results of operations.


Item 8.  Financial Statements and Supplementary Data.

    The information required by this Item 8 is included in Item 14(a) of this Report.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

    None.


Item 10.  Directors and Executive Officers of the Company.

    The information required by this Item 10 of Form 10-K relating to directors who are nominees, and to directors continuing in office after the Company's Annual Meeting of Shareholders to be held on May 13, 1998, is contained in the definitive proxy statement to be filed with the Securities and Exchange Commission (the "Commission") on or before April 6, 1998, under the headings "Nominees", and "Continuing Directors", and such information is incorporated herein by reference in response to this item.

    The information required by this Item 10 of Form 10-K with respect to executive officers is set forth in Part I of this Form 10-K under the heading "Executive Officers of the Company".


Item 11.  Executive Compensation.

    The information required by this Item 11 of Form 10-K is contained in the Company's definitive proxy statement to be filed with the Commission on or before April 6, 1998, under the heading "Executive Compensation" and such information is incorporated herein by reference in response to this item.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.

    The information required by this Item 12 of Form 10-K is contained in the definitive proxy statement to be filed with the Commission on or before April 6, 1998, under the headings "Security Ownership of Certain

Beneficial Owners" and "Security Ownership of Management" and such information is incorporated herein by reference in response to this item.


Item 13.  Certain Relationships and Related Transactions.

    None.


                                    PART IV

Item 14.  Exhibits, Financial Statements, Schedules, and Reports on Form 8-K.

    (a)  The following documents are filed as part of this report:

         (1)  Financial Statements.  See Index to Financial Statements on page
              16.

         (2)  Exhibits.  See Exhibit Index on page 41.

    (b)  Reports on Form 8-K.

         (i) On December 15, 1997, the Company filed a current report on Form 8 regarding the commencement of a tender offer for a business combination with Pacific Scientific Company.

         (ii) On January 27, 1998, the Company filed a current report on Form 8-K announcing the signing of a confidential settlement and paid-up license agreement with a Japanese company.

                                   SIGNATURES


    Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Kollmorgen Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      KOLLMORGEN CORPORATION

                                      /s/  Robert J. Cobuzzi
                                      ----------------------
                                      Robert J. Cobuzzi
                                      Its: Senior Vice President, Treasurer
                                      and Chief Financial Officer
                                      March 30, 1998

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


  /s/  Gideon Argov
-------------------
Gideon Argov                                         March 30, 1998
President and
Chief Executive Officer/Director


  /s/  Robert J. Cobuzzi
------------------------
Robert J. Cobuzzi                                    March 30, 1998
Senior Vice President, Treasurer and
Chief Financial Officer/Director


  /s/  Keith D. Jones
---------------------
Keith D. Jones                                       March 30, 1998
Controller and
Chief Accounting Officer


  /s/  James A. Eder
--------------------
James A. Eder                                        March 30, 1998
Vice President and Secretary and
Attorney-in-Fact For:

    Jerald G. Fishman, Director              Geoffrey S. Rehnert, Director

    Herbert L. Henkel, Director              George P. Stephan, Director

    James H. Kasschau, Director              J. Douglas Maxwell, Director

                         INDEX TO FINANCIAL STATEMENTS


    The following consolidated financial statements of the Company and its subsidiaries are included in response to Item 8.


                                                               Page(s) in
                                                               Form 10-K
                                                               ----------

    Report of Independent Accountants                                17

    Consolidated Balance Sheets as of                                18
        December 31, 1997 and 1996.

    Consolidated Statements of Operations for the years              19
        ended December 31, 1997, 1996 and 1995.

    Consolidated Statements of Shareholders' Equity for              20
        the years ended December 31, 1997, 1996 and 1995.

    Consolidated Statements of Cash Flows for the                    21
        years ended December 31, 1997, 1996 and 1995.

    Notes to Consolidated Financial Statements.                      23

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders
Kollmorgen Corporation:

    We have audited the accompanying consolidated balance sheets of Kollmorgen Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kollmorgen Corporation and subsidiaries as of December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.




Boston, Massachusetts
January 24, 1998, except as to the information presented in Note 19 relating to the Tender Offer termination for which the date is February 2, 1998.

KOLLMORGEN CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 1997 and 1996
(Dollars in thousands, except per share amounts)

ASSETS
------
                                                      1997        1996
                                                    ----------  ----------
Current assets:
   Cash and cash equivalents (Note 1)                $ 14,854    $ 13,445
   Accounts receivable (net of allowance of $971
     in 1997 and $772 in 1996)                         39,528      43,189
   Recoverable amounts on long-term contracts           5,762       4,973
   Inventories (Note 3)                                25,162      22,450
   Prepaid expenses                                     2,041       1,645
                                                     --------    --------
Total current assets                                   87,347      85,702

Property, plant, and equipment, net (Note 4)           26,673      25,147
Goodwill, patents,  and other intangible assets
 (net of accumulated amortization
 of $4,840 in 1997 and $4,078 in 1996)                 14,343       5,649
Deferred income taxes (Note 12)                         5,802       1,728
Investment in Joint Venture (Note 2)                        -      12,720
Other assets                                           11,279      10,384
                                                     --------    --------

                                                     $145,444    $141,330
                                                     ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current liabilities:
   Accounts payable                                  $ 18,467    $ 21,765
   Accrued compensation and payroll taxes               9,218       7,703
   Accrued liabilities                                 26,534      19,053
   Line of credit (Note 6)                              5,232       5,545
   Current portion of long-term debt (Note 7)           2,012       6,942
                                                     --------    --------
Total current liabilities                              61,463      61,008

Long-term debt (Note 7)                                36,379      53,054
Other liabilities                                       5,874       5,202
Minority interest                                         136         287
Commitments and contingencies                               -           -

Shareholders' equity (Notes 9 and 10):
   Common stock, par value $2.50 per share
    -- authorized 25,000,000 shares
    -- issued 10,769,008 shares in 1997 and
       10,765,570 shares in 1996
    -- outstanding 10,018,022 shares in
       1997 and 9,753,062 in 1996                      26,921      26,914
   Additional paid-in capital                          12,682      13,166
   Retained earnings (accumulated deficit)              9,268     (10,054)
   Cumulative translation adjustments                    (602)        791
   Less common stock in treasury, at cost
    -- 750,986 shares in 1997 and
       1,012,508 shares in 1996                        (6,677)     (9,038)
                                                     --------    --------
Total shareholders' equity                             41,592      21,779
                                                     --------    --------

                                                     $145,444    $141,330
                                                     ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.


Consolidated Statements of Operations
For the Years Ended December 31, 1997, 1996, and 1995
(Dollars in thousands, except per share amounts)

                                                                               1997            1996           1995
                                                                           ------------    ------------    -----------

Net sales                                                                  $   222,246     $   230,424     $  228,655
Cost of sales                                                                  153,206         152,928        152,614
                                                                           ------------    ------------    -----------

Gross profit                                                                    69,040          77,496         76,041
                                                                           ------------    ------------    -----------

Selling and marketing expense                                                   20,928          27,570         29,412
General and administrative expense                                              22,847          24,348         22,435
Research and development expense                                                 9,662          12,143         13,178
Acquired research and development (Note 13)                                     11,391               -              -
Tender offer costs (Note 19)                                                     4,176               -              -
                                                                           ------------    ------------    -----------

Income from operations before interest and other items                              36          13,435         11,016

Other (income) expense:
    Interest expense                                                             4,650           5,806          4,702
    Interest (income)                                                             (612)           (493)          (695)
    Other, net                                                                    (585)           (268)          (148)
                                                                           ------------    ------------    -----------

Income (loss) before income taxes, joint venture
   and minority interest                                                        (3,417)          8,390          7,157
Provision for income taxes                                                       2,838               -              -
                                                                           ------------    ------------    -----------

Income (loss) before equity in earnings of joint venture and
   minority interest                                                            (6,255)          8,390          7,157

Equity in earnings of joint venture (Note 2)                                     1,430               -              -
Minority interest                                                                  224             514              -
Gain on sale of investment in joint venture, net of income taxes (Note 2)       24,321               -              -
                                                                           ------------    ------------    -----------

Net income                                                                 $    19,720     $     8,904     $    7,157
                                                                           ===========     ============    ===========


Net income available to common shareholders                                $    19,720     $     8,619     $    2,509
Earnings per common share:
  Basic                                                                          $2.00           $0.89          $0.26
  Diluted                                                                        $1.90           $0.86          $0.26
Number of shares used in calculating earnings per common share:
  Basic                                                                      9,875,963       9,732,055      9,667,434
  Diluted                                                                   10,363,873      10,042,106      9,769,639


  The accompanying notes are an integral part of these consolidated financial statements.

KOLLMORGEN CORPORATION AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity
For the years ended December 31, 1997, 1996 and 1995 (Dollars in thousands)


                                            Common Stock
                                      ------------------------      Add'l                   Cumulative
                                                                   Paid-in      Retained    Translation
                                         Shares       Amount       Capital      Earnings    Adjustment
                                        -------       ------       -------      --------    ----------
Balance, December 31, 1994             10,756,513    $ 26,891    $ 20,353     $ (26,115)     $ (1,371)
Net income                                                                        7,157
Common stock issuances                      5,511          13          35
Dividends paid on common
  and preferred stock                                              (2,978)
Common stock issued from treasury                                     (97)
Accretion of preferred
  stock discount                                                     (652)
Translation adjustments                                                                           (83)
Preferred stock redemption
  premium                                                          (2,318)
                                       ----------  ----------  ----------    ----------    ----------
Balance, December 31, 1995             10,762,024      26,904      14,343       (18,958)       (1,454)

Net income                                                                        8,904
Common stock issuances                      3,546          10          34
Dividends paid on common
  and preferred stock                                              (1,069)
Common stock issued from treasury                                    (142)
Translation adjustments                                                                         2,245
                                       ----------  ----------  ----------    ----------    ----------
Balance, December 31, 1996             10,765,570      26,914      13,166       (10,054)          791

Net income                                                                       19,720
Common stock issuances                      3,438           7          37
Dividends paid on common stock                                       (392)         (398)
Common stock issued from treasury                                    (129)
 Translation adjustments                                                                       (1,393)
                                       ----------  ----------  ----------    ----------    ----------
Balance, December 31, 1997             10,769,008    $ 26,921    $ 12,682     $   9,268      $   (602)
                                       ==========  ==========  ==========    ==========    ==========


                                            Treasury Stock                 Totals
                                       ------------------------    -----------------------

                                         Shares        Amount        Shares       Amount
                                        --------      --------      --------     --------
Balance, December 31, 1994             (1,106,608)    $(9,878)      9,649,905     $ 9,880
Net income                                                                          7,157
Common stock issuances                                                  5,511          48
Dividends paid on common
  and preferred stock                                                              (2,978)
Common stock issued from treasury          38,050         340          38,050         243
Accretion of preferred
  stock discount                                                                     (652)
Translation adjustments                                                               (83)
Preferred stock redemption
  premium                                                                          (2,318)
                                      -----------  -----------    ----------- -----------
Balance, December 31, 1995             (1,068,558)      (9,538)     9,693,466      11,297

Net income                                                                          8,904
Common stock issuances                                                  3,546          44
Dividends paid on common
  and preferred stock                                                              (1,069)
Common stock issued from treasury          56,050          500         56,050         358
Translation adjustments                                                             2,245
                                      -----------  -----------    ----------- -----------
Balance, December 31, 1996             (1,012,508)      (9,038)     9,753,062      21,779

Net income                                                                         19,720
Common stock issuances                                                  3,438          44
Dividends paid on common stock                                                       (790)
Common stock issued from treasury         261,522        2,361        261,522       2,232
 Translation adjustments                                                           (1,393)
                                      -----------  -----------    ----------- -----------
Balance, December 31, 1997               (750,986)    $ (6,677)    10,018,022     $41,592
                                      ===========  ===========    =========== ===========


  The accompanying notes are an integral part of these consolidated financial statements.

KOLLMORGEN CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended December 31, 1997, 1996, and 1995
(Dollars in thousands)


                                                                             1997         1996        1995
                                                                           ---------    --------    --------
Cash flows from operating activities:
Income from operations                                                     $ 19,720     $ 8,904     $ 7,157
Adjustments to reconcile income to net cash
   Provided by operating activities:
   Depreciation                                                               4,367       5,259       5,751
   Amortization                                                               1,228       1,063       1,848
   Acquired research and development                                         11,391           -           -
   Gain on sale of assets                                                   (24,766)       (561)       (293)
   Equity in income of joint venture                                         (1,430)          -           -
   Deferred income taxes                                                     (4,034)     (1,991)        (84)
   Minority interest                                                           (151)       (514)          -
   Other non-cash expenses                                                       44          44          48

Changes in operating assets and liabilities (net of Effects from acquisitions and divestitures):

  Restricted cash                                                                 -           -       8,000
  Accounts receivable                                                         5,101      (9,664)     (2,194)
  Recoverable amounts on long-term contracts                                   (789)      7,143      (4,736)
  Inventories                                                                  (842)       (353)     (3,892)
  Prepaid expenses                                                             (275)       (840)       (248)
  Accounts payable and accrued liabilities                                   (4,868)     (3,832)      6,264
  Other deferred expenses                                                    (1,683)      1,710       1,135
                                                                           --------     -------     -------

Net cash provided by operating activities                                     3,013       6,368      18,756
                                                                           --------     -------     -------
Cash flows from investing activities:
  Capital expenditures                                                       (6,216)     (4,848)     (3,852)
  Proceeds from sale of assets (net of related expenses)                          -       5,762       5,619
  Proceeds from sale of investment in joint venture                          41,396           -           -
  Acquisitions and equity investments, net                                  (15,421)     (1,529)     (1,718)
  Other                                                                         262         753        (425)
                                                                           --------     -------     -------

Net cash provided by (used in) investing activities                          20,021         138        (376)
                                                                           --------     -------     -------


 The accompanying notes are an integral part of these consolidated financial statements.

                                                                   1997         1996         1995
                                                                 ---------    ---------    ---------

Cash flows from financing activities:
  Repayments under credit lines, net                                 (337)      (1,552)        (803)
  Principal repayment on other notes                                    -       (1,916)        (896)
  Proceeds from common stock issued from treasury                   1,281          358          243
  Redemption of preferred stock                                         -      (25,506)           -
  Borrowings of long-term debt                                      4,920       25,463          747
  Repayments of long-term debt                                    (26,738)      (6,164)      (3,864)
  Dividends paid on common and preferred stock                       (790)      (1,069)      (2,978)
                                                               -----------    ---------     --------

Net cash used in financing activities                             (21,664)     (10,386)      (7,551)
                                                               -----------    ---------     --------

   Effect of exchange rate changes on cash                             39         (464)        (205)
                                                               -----------    ---------     --------

Net increase (decrease) in cash and cash equivalents                1,409       (4,344)      10,624
Cash and cash equivalents at beginning of year                     13,445       17,789        7,165
                                                               -----------    ---------     --------

 Cash and cash equivalents at end of year                        $ 14,854     $ 13,445      $17,789
                                                               ===========    =========     ========



Supplemental cash flow information
  Cash paid during the period for:
    Interest                                                     $  4,387     $  5,467      $ 4,704
    Income taxes (net of refunds)                                $  7,342     $    334      $  (321)


  The accompanying notes are an integral part of these consolidated financial statements.

KOLLMORGEN CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 1997, 1996, and 1995
(Dollars in thousands, except per share amounts)
_________________________________________________________________

Note 1.  Summary of significant accounting policies
---------------------------------------------------

    A summary of the significant accounting policies followed by Kollmorgen Corporation and its subsidiaries, (the "Company") is presented below. Certain reclassifications have been made to the prior years' financial statements to conform to 1997 classifications.

    Principles of Consolidation   Except as discussed in Note 2, the
    ---------------------------
consolidated financial statements include the accounts of the Company and all of its majority-owned subsidiaries.

    Use of Estimates  The preparation of financial statements in conformity with
    ----------------
generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

    Cash and Cash Equivalents   Cash equivalents are stated at cost that
    -------------------------
approximates fair value. The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

    Recoverable Amounts on Long-Term Contracts   These represent revenues
    ------------------------------------------
recognized on a percentage-of-completion basis less progress billings.

    Inventories   Inventories are stated at the lower of cost or market,
    -----------
principally using the first-in, first-out method. Progress payments received on contracts other than major long-term contracts are deducted from inventories.

    Property, Plant, and Equipment and Accumulated Depreciation   Property,
    -----------------------------------------------------------
plant, and equipment are carried at cost and include expenditures for major improvements which substantially increase their useful life. Repairs and maintenance are expensed as incurred. When assets are retired or otherwise disposed of, the assets and related allowances for depreciation and amortization are eliminated from the accounts and any resulting gain or loss is recognized.

    For financial reporting purposes, depreciation is provided on a straight-line basis over the estimated useful lives of the buildings (10 to 40 years) and the machinery and equipment (3 to 12 years). Leasehold improvements are depreciated over the lesser of its useful life or the remaining period of the existing leases. For income tax purposes, depreciation is computed by using various accelerated methods and, in some cases, different useful lives than those used for financial reporting.

    Goodwill and Intangibles   Goodwill consists of amounts by which the cost of
    ------------------------
acquisitions exceeded the values assigned to net tangible assets. Intangible assets consist principally of patents and intangible assets purchased as part of acquisitions (Note 13). All of these assets are being amortized on a straight-line basis over periods ranging from 5 to 20 years.

    At each balance sheet date, management evaluates whether there has been a permanent impairment in the value of goodwill or intangible assets by assessing the carrying value of the asset against the anticipated future cash flows from related operating activities. Factors which management considers in performing this assessment include current operating results, trends and prospects and, in addition, demand, competition, and other economic factors.

    Foreign Currency Translation   The functional currency for the majority of
    ----------------------------
the Company's foreign operations is the applicable local currency. The translation from the applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using the exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during the period. The gains or losses resulting from such translation are included in shareholders' equity. Gains or losses resulting from foreign currency transactions are included in other income.

    Revenue Recognition   Sales, other than revenues from major long-term
    -------------------
contracts, are recorded based upon product shipment (or acceptance by the customer if earlier) or delivery of service. Major programs that are performed under long-term contracts are accounted for using the percentage-of-completion method. Revenues recognized under this method were $31.6 million, $31.7 million, and $37.7 million in 1997, 1996, and 1995, respectively. In most cases, the contracts also provide for progress billings over the life of the program.

     Earnings Per Common Share   Earnings per common share ("EPS") is based on
     -------------------------
net income less the dividends, interest accretion and the premium paid (see Note
8) on redeemable preferred stock divided by the weighted average number of common and dilutive common equivalent shares outstanding. In accordance with Statement of Financial Accounting Standards ("SFAS") 128, "Earnings per Share", primary and fully diluted EPS are replaced with basic and diluted EPS (see Note
21). Note 10 to the Consolidated Financial Statements contains a summary of the proforma effects to reported earnings per share for 1997, 1996 and 1995 if the Corporation had elected to recognize compensation cost in accordance with SFAS 123, "Accounting for Stock-Based Compensation."

    Income Taxes  The Company accounts for income taxes under the liability
    ------------
method. Under this method, deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. A valuation allowance is required to offset any net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

    Postretirement Benefits Other Than Pensions   The Company has elected the
    -------------------------------------------
delayed recognition method in which the cost for employees hired prior to January 1, 1992, is being amortized over 20 years.

    Fair Value of Financial Instruments  The method and assumptions used to
    -----------------------------------
estimate the fair value of each class of financial instrument for which it is practicable to estimate a value are as follows:

    Long-Term Debt: The fair value of the Company's long-term debt is estimated based on its market price.

    Standby Letters of Credit: The fair values of letters of credit are based on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.

    Derivatives: Derivative financial instruments are used by the Company in the management of foreign currency exposures and are accounted for on an accrual basis. Gains and losses resulting from effective hedges of existing assets, liabilities, or firm commitments are deferred and recognized when the offsetting gains and losses are recognized on the related hedged items. The Company does not use hedging for speculative purposes. As of December 31, 1997 and 1996, the Company had no foreign exchange contracts outstanding.

    New Accounting Pronouncements  In June 1997, the Financial Accounting
    -----------------------------
Standards Board ("FASB") issued SFAS 130, "Reporting Comprehensive Income". The Statement, which must be adopted for periods beginning after December 15, 1997, establishes standards for reporting and displaying comprehensive income and its components in consolidated financial statements. The effect of adopting SFAS 130 is not expected to impact the Company's financial position.

    In June 1997, the FASB issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information", which must be adopted for periods beginning after December 15, 1997. Under the new standard, companies will be required to report certain information about operating segments in consolidated financial statements. Operating segments will be determined based on the method by which management organizes its business for making operating decisions and assessing performance. The standard also requires that companies report certain information about their products and services, the geographic areas in which they operate, and their major customers. The Company is currently evaluating the effect, if any, of implementing SFAS 131.


Note 2.    Sale of Investment in Joint Venture and Other Assets
---------------------------------------------------------------

    Effective December 31, 1996, the Company completed an agreement ("Subscription Agreement") to combine its Macbeth division ("Macbeth") with the Color Control Systems business of Gretag AG ("Gretag"). The combined entity,GretagMacbeth, is owned by a Swiss holding company ("Holding" or the "Joint Venture") which was equally controlled by the Company and the shareholders of Gretag AG who owned 48% and 52% of Holding, respectively. Accordingly, the results of operations and statement of cash flows for the twelve months ended December 31, 1996 reflect the inclusion of Macbeth, and the consolidated balance sheet as of December 31, 1996 reflects the net asset value of Macbeth as investment in Joint Venture. The Company accounted for this transaction using the equity method until the sale of its investment in Joint Venture

    Effective June 17, 1997, the Company agreed, pursuant to a firm underwriting agreement, to sell the majority of its interest in the Joint Venture as part of an initial public offering on the Swiss stock exchange. On June 25, 1997 the Company sold approximately 88% of its interest in the Joint Venture, receiving approximately $38 million. Subsequently in August 1997, the Company sold the remaining shares to the underwriter, receiving approximately $4 million in cash. The accompanying financial statements reflect a gain in the second quarter of 1997 of approximately $24 million on the sale of its shares in the Joint Venture. The gain is net of $2 million in income taxes and the utilization of net operating losses and other tax credit carryforwards.

    For income tax purposes, the Company has elected to treat the transfer of the Macbeth assets into the Joint Venture as a taxable transaction in 1996. Accordingly, the Company has recognized a tax gain of the excess of the fair value of the Macbeth assets over their book value.


Note 3.    Inventories
----------------------

    Inventories at December 31 consist of the following:

                                                        1997            1996
                                                      --------        --------

            Raw materials                              $12,640         $11,816
            Work in process                              8,871           8,118
            Finished goods                               3,651           2,516
                                                       -------         -------
                                                       $25,162         $22,450
                                                       =======         =======

Note 4.   Property, Plant, and Equipment
----------------------------------------

    Property, plant, and equipment at December 31 consist of the following:


                                                        1997        1996
                                                      --------    --------

        Land                                          $  1,368     $ 1,460
        Leasehold improvements                           1,027         812
        Buildings                                       25,671      25,937
        Machinery and equipment                         72,279      68,807
        Capital leases                                     382         382
                                                    ----------   ---------
                                                       100,727      97,398
        Less accumulated depreciation
            and amortization                            74,054      72,251
                                                    ----------   ---------
                                                      $ 26,673     $25,147
                                                    ==========   =========


Note 5.      Financial Instruments
----------------------------------

  As of December 31, 1997 and 1996, the Company had no foreign exchange contracts outstanding. During 1997, the Company purchased foreign exchange contracts to hedge foreign currency exposure related to trade accounts receivable and transactions associated with the purchase of a foreign business and the sale of its interest in the Joint Venture.

  The Company operates in countries in which the currency historically has been considered stable. Management believes that any fluctuations in currency rates within these countries will not have a material adverse effect on the Company's financial condition, cash flows, or results of operations.


Note 6.      Lines of credit
----------------------------

    At December 31, 1997, the Company's foreign subsidiaries had $5.2 million outstanding and $3.0 million additional availability under lines of credit. At December 31, 1997, the Company was contingently liable for $1.9 million for outstanding standby letters of credit issued principally to secure advance payments received from foreign customers on long-term military contracts.


Note 7.    Long term debt
-------------------------

    Long-term debt at December 31 consists of the following:

                                                                          1997        1996
                                                                          ----        ----
        8.75% Convertible subordinated debentures due 2009             $32,840     $34,590
        10.50% Convertible subordinated debentures due 1997                  -       2,000
        $50 million revolving credit facility, variable rate,
            currently 4.50%                                              4,854           -
        Term loans,  7.45%, due through 2001                                 -      22,750
        Term loans, various rates, due through 2001                        572         433
        Capital lease obligations                                          125         223
                                                                       -------     -------
                                                                        38,391      59,996
        Less current maturities                                          2,012       6,942
                                                                       -------     -------
                                                                       $36,379     $53,054
                                                                       =======     =======

    The 8.75% Convertible subordinated debentures are convertible at any time prior to maturity, unless previously redeemed, into 956,041 shares of common stock of the Company at a conversion price of $34.35 per share, subject to adjustment in certain events. The Company is required to make annual sinking fund payments sufficient to retire at least $1.75 million, but not more than $3.5 million principal amounts commencing May 1, 1994, and each year thereafter including May 1, 2008. The balance, if any, is due on May 1, 2009. At December 31, 1997, the market price of these debentures approximated carrying value.

    The 10.50% Convertible subordinated debentures, issued in a private placement, were paid in full in August, 1997.

    On September 30, 1997, the Company amended its borrowing facility with its lead bank to provide for a five year $50 million unsecured revolving multicurrency credit facility bearing interest, at the Company's option, of the bank's prime rate plus 50 basis points or the Eurodollar rate plus a margin ranging from 75 to 175 basis points, and which was 75 basis points at December 31, 1997. The facility contains certain financial covenants that the Company must comply with including limits on capital spending, minimum cash flow requirements, minimum net worth, and other ratios relating to the amount of total debt that the Company may have as compared to the Company's net worth and earnings. The Company was in compliance with all covenants at December 31, 1997. At December 31, 1997, the Company's German subsidiary had $4.9 million outstanding, there were $1.9 million of standby letters of credit outstanding, and $43.2 million of availability under the facility.

    The 7.45% term loan was for the sole purpose of redeeming the Company's Preferred Stock (as described in Note 8), and the balance was repaid in June, 1997.

    The Company incurred $4.7 million, $5.8 million, and $4.7 million of interest expense on debt in 1997, 1996, and 1995, respectively.

    Long-term debt at December 31, 1997, matures as follows:

                Date                    Maturities
                ----                    ----------

                1998                       $ 2,012
                1999                         1,999
                2000                         1,888
                2001                         1,797
                2002                         6,604
                Thereafter                  24,091
                                           -------
                                          $ 38,391
                                           =======


Note 8.   Preferred Stock
-------------------------

    In March 1990, the Company sold 23,187.5 shares of a new issue of Series D convertible preferred stock (the "Preferred Stock") for $1,000 per share, or an aggregate of approximately $23.2 million, to a group of investors. The Preferred Stock had a cumulative dividend rate of 9.5 percent per year and was convertible into an aggregate of 1,717,591 shares of the Company's common stock, subject to antidilution provisions.

    On February 19, 1996, the Company redeemed all of the Preferred Stock. The redemption price included a 10% premium of $2.3 million plus unpaid dividends through the date of redemption. The Company borrowed $25 million in January, 1996 to finance the redemption and the loan was repaid during 1997.


Note 9.   Common Stock, Additional Paid-in Capital, and Treasury Stock
----------------------------------------------------------------------

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

    The Company maintains a Shareholder Rights Plan which provides for one Preferred Stock Purchase Right ("Right") for each outstanding share of Common Stock of the Company. Each Right entitles the registered holder, subject to the terms of a Rights Agreement, to purchase one one-thousandth of a share ("Unit") of Series B Preferred Stock, par value $1.00 per share ("Preferred Stock"), at a purchase price of $50 per Unit. The units of Preferred Stock are non-redeemable, voting, and are entitled to certain preferential dividend rights. The exercise price and the number of units issuable are subject to adjustment to
antidilution provisions.   The Rights are not exercisable until the earlier to
occur of (i) 10 days following a public announcement (the date of such announcement being the "Stock Acquisition Date") that a person or group has acquired beneficial ownership of 20% or more of the then outstanding shares of capital stock of the Company entitled to vote or (ii) a date determined by the Board of Directors following the commencement of a tender or exchange offer which would result in a party beneficially owning 30% or more of the shares of voting stock of the Company. The Board of Directors of the Company may redeem the Rights at any time on or prior to the tenth day following the Stock Acquisition Date at a price of $0.01 per Right. Unless earlier redeemed, the Rights will expire on December 20, 1998.

    Common stock reserved for issuance at December 31 were as follows: conversion of debentures 956,041 and 1,086,987 in 1997 and 1996, respectively; and stock options and other awards 1,718,991 and 1,634,991 in 1997 and 1996, respectively.

    As a result of the Company's losses in previous years, there was not a sufficient amount of retained earnings from which to pay dividends until the end of the second quarter of 1997. Accordingly, dividends paid on common stock
prior to that date were charged to "Additional Paid-in Capital."   For the
remainder of 1997 dividends were charged to "Retained Earnings".

    Treasury stock is carried at average cost.


Note 10.    Stock Based Compensation Plans
------------------------------------------

     At December 31, 1997, the Company has four stock based compensation plans. SFAS 123 requires that companies either recognize compensation expense for grants of stock, stock options, and other equity instruments based on fair value, or provide pro forma disclosure of net income and earnings per share in the notes to the financial statements. The Company adopted the disclosure provisions of SFAS 123 in 1996 and continues to apply Accounting Practices Bulletin ("APB") Opinion 25 and related Interpretations in accounting for its employee and director stock-based compensation. Compensation expense for shares issued to directors of $0.04 million, $0.04 million, and $0.05 million was recognized for 1997, 1996, and 1995, respectively. Proforma amounts are indicated below.

     The Company maintains two employee stock option plans under which grants have been made to officers and key employees. Additionally, the Company maintains a non-employee director ("NED") stock option plan that provides to each non-employee director, among other things, a one-time grant of a non-qualified stock option to purchase (i) 15,000 shares of common stock and (ii) the right to acquire an additional option to purchase up to 10,000 shares if the non-employee director purchases a corresponding number of shares on the open market within ninety days after the grant. Generally, the options outstanding under the Company's stock plans: (a) are granted at prices which equate to the market value of the stock on the date of grant, (b) vest ratably over a five year period for the employee plans and over a two year period for the NED plan and (c) expire ten years subsequent to award. At December 31, 1997 the Company has authorized 1,310,991 and 325,000 shares for issuance under the employee plans and the NED plan, respectively. A total of 103,000 and 21,269 options were granted in 1997 under the employee plans and the NED plan, respectively.

    On April 1, 1997, the Company approved a new stock option plan for key employees of Servotronix in conjunction with its acquisition (Note 13). Under this plan, 83,000 shares were authorized and granted in exchange for the surrender of shares held by these employees. The options outstanding under this plan a) were granted at no cost, b) vest over a three year period, and c) expire ten years subsequent to award.

     A summary of the status of the Company's stock options as of December 31, 1997, 1996, and 1995 and changes during the year ended on those dates is presented below:

                                                        1997                      1996                    1995
                                                      Weighted                  Weighted                Weighted
                                                      Average                   Average                 Average
                                          1997        Exercise       1996       Exercise      1995      Exercise
                                         Shares        Price        Shares       Price       Shares      Price
                                        ---------     --------    ---------     --------    -------     --------
Outstanding at January 1:               1,263,700       $ 8.93      986,950       $ 7.95    905,700     $ 7.58
Granted                                   124,269        17.54      400,500        10.91    209,000       9.16
Granted related to Servotronix             83,000            -            -            -          -          -
Exercised                                (180,769)        7.34      (56,050)        6.39    (38,050)      6.38
Canceled                                  (49,300)        8.42      (67,700)        8.38    (89,700)      7.75
                                        ---------                 ---------                 -------

Outstanding at December 31              1,240,900         9.26    1,263,700         8.93    986,950       7.95
                                        =========                 =========                 =======

Options exercisable at December 31        620,100         8.70      576,200         7.97    453,850       7.88
                                        =========                 =========                 =======

Options available for future grant        177,799                   256,163                 118,009
                                        =========                 =========                 =======


      The fair value of each option granted during 1997, 1996 and 1995 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                             1997        1996        1995
                                                             ----        ----        ----
Expected dividend yield                                        0.8%        0.8%        0.8%
Expected stock price volatility                               32.0%       37.0%       37.0%
Risk-free interest rate                                        6.2%        6.2%        5.6%
Expected life of options                                    5 years     5 years     5 years

     The Weighted Average Fair Value of options granted during the years 1997, 1996 and 1995 are $ 9.63, $4.21, and $3.54, respectively.

     The following table summarizes information about currently outstanding and exercisable stock options at December 31, 1997:


     Range of                  Number of            Weighted          Weighted           Number           Weighted
  Exercise Prices               Options             Average            Average         Exercisable         Average
                              Outstanding          Remaining          Exercise             at              Exercise
                              at 12/31/97       Contractual Life       Price            12/31/97            Price
-----------------             -----------       ----------------      --------         -----------        ---------
   $     0 - 8.25               447,800            4.5 years           $ 7.69            322,800           $ 7.81
    8.375  10.375               506,400            7.2 years             9.47            222,900             8.86
   11.625  18.688               286,700            8.9 years            14.38             74,400            12.07
                              ---------                                                ---------
                              1,240,900            6.9 years           $ 9.45            620,100           $ 8.70
                              =========                                                =========

     If compensation costs for the Company's 1997, 1996, and 1995 grants for stock-based compensation plans had been determined consistent with SFAS 123, the Company's net income and net income per share for these years would approximate the proforma amounts below:

                                           1997                        1996                      1995
                                -----------------------    -----------------------    -----------------------
                                As Reported    Proforma    As Reported    Proforma    As Reported    Proforma
                                -----------    --------    -----------   ---------    -----------    --------
Net income                          $19,720     $19,088         $8,904      $8,612         $7,157      $7,145

Earnings per common share:
  Basic                             $  2.00     $  1.93         $ 0.89      $ 0.86         $ 0.26      $ 0.26
  Diluted                           $  1.90     $  1.84         $ 0.86      $ 0.83         $ 0.26      $ 0.26

      The effect of applying SFAS 123 in this pro forma disclosure is not indicative of future amounts. SFAS 123 does not apply to awards prior to 1995, and additional awards in future years are anticipated.

Note 11.   Quarterly Results of Operations (Unaudited)
------------------------------------------------------

                                                                       Quarter
1997                                                     First     Second    Third     Fourth
----------------------------------------------------------------------------------------------
Net sales                                                $50,587   $55,757   $56,710   $59,192
Gross profit                                              15,281    17,343    16,840    19,576
Acquired research and development                              -    11,391         -         -
Tender offer costs                                             -         -         -     4,176
Gain on sale of investment in joint venture, net
 of income taxes                                               -    24,321         -         -

Net income                                                 2,010    15,459     2,067       184
Earnings per common share:
 Basic                                                   $  0.21   $  1.58   $  0.21   $  0.02
 Diluted                                                 $  0.20   $  1.52   $  0.20   $  0.02


                                                                       Quarter
1996                                                     First     Second    Third     Fourth
----------------------------------------------------------------------------------------------
Net sales                                                $57,040   $59,788   $52,830   $60,766
Gross profit                                              19,226    20,158    17,525    20,587
Net income                                                 1,648     2,229     1,804     3,223
Earnings per common share:
 Basic                                                   $  0.14   $  0.23   $  0.19   $  0.33
 Diluted                                                 $  0.14   $  0.22   $  0.18   $ 0 .32

Note 12.    Taxes on income
---------------------------

    The components of income (loss) before income taxes, joint venture, and minority interest were as follows:

                                                               1997         1996        1995
                                                             ---------    --------    --------
      United States                                           $ 5,751     $ 9,436      $7,543
      Foreign                                                  (9,168)     (1,046)       (386)

                                                             --------     -------    --------
          Total                                              $ (3,417)    $ 8,390    $  7,157
                                                             ========     =======    ========

    SFAS 109, "Accounting for Income Taxes", requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

    As required by SFAS 109, management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Management has evaluated the components of its deferred tax assets, the anticipated taxable income of the Company, and concluded that, in accordance with applicable accounting standards, it is more likely than not that these assets will be utilized.

    For income tax purposes the Company elected to treat the transfer of the Macbeth assets into the Joint Venture as a taxable transaction in 1996. Accordingly, the Company recognized a tax gain of the excess of the fair value of the Macbeth assets over their net tax value.

    The valuation allowance decreased in 1997 and 1996 resulting from recognizing benefits from the utilization of net operating loss and tax credit carryforwards as a result of current income from operations and the tax gain from the formation of the Joint Venture, and the conclusion is that it is more likely than not that these assets will be utilized.

    The provision (benefit) for income taxes consists of the following:


                                   1997        1996       1995
                                 --------    --------    ------
Current provision (benefit):
     U.S. federal                $  4,705     $ 1,543     $  61
     Foreign                            -           -      (235)
     State                          2,207         185         -
                                 --------    --------    ------
                                    6,912       1,728      (174)
Deferred provision (benefit):
     U.S. federal                  (2,980)     (1,487)        -
     Foreign                            -           -       174
     State                         (1,094)       (241)        -
                                 --------    --------    ------
                                   (4,074)     (1,728)      174
                                 --------    --------    ------
Total                            $  2,838    $      -    $    -
                                 ========    ========    ======

    The U.S. effective income tax rate from operations is different from the U.S. federal statutory rates for the following reasons:

                                                                    1997         1996         1995
                                                                  ---------    ---------    --------
Income tax provision (benefit) if computed
   at U.S. federal statutory rates                                 $(1,196)    $  2,937     $ 2,433
Gain on the formation of Joint Venture                                   -        8,645           -
Non-deductible Tender Offer costs                                      550            -           -
Write-off of Acquired in-process research and development            3,098            -           -
Benefit of net operating loss
   carryforwards and tax credits                                      (600)     (13,487)     (2,650)
Unutilized foreign net operating losses                                549          364           -
Foreign tax rate variances                                            (129)           -          70

     State income taxes net of  federal benefit         400      1,602         -
     Other                                              166        (61)      147
                                                    -------   --------   -------
                                                    $ 2,838   $      -   $     -
                                                    =======   ========   =======

The deferred tax assets and liabilities are comprised of the following:


                                                             1997        1996
                                                           -------     -------
     Bad debt reserve                                      $   153     $   197
     Employee benefit reserves                               2,042       2,015
     Reserve for net realizable value of real estate            62       1,088
     Other                                                   3,893       3,526
     Federal tax credits                                     1,024       4,777
     Foreign losses                                            292           -
     Depreciation                                           (1,372)     (2,215)
                                                           -------     -------
                                                             6,094       9,388
     Valuation allowance                                      (292)     (7,660)
                                                           -------     -------
     Net deferred tax asset                                $ 5,802     $ 1,728
                                                           =======     =======


Note 13.  Asset Acquisitions and Equity Investments
---------------------------------------------------

     In May 1995, the Company entered into an agreement to acquire for $0.6 million, a 10% equity interest in Servotronix Ltd. ("Servotronix"), a firm in Israel which designs and markets digital control systems for the motion control market. In 1996 the Company increased its equity interest in Servotronix to 25% with payments totaling $1.4 million. Effective April 2, 1997, the Company purchased additional shares of Servotronix for cash of $6.4 million to increase its ownership of Servotronix from 25% to 81%. The Company has agreed to purchase the balance of the shares through the issuance of 257,522 shares of the Company's common stock. Accordingly, the Company has accounted for the purchase of Servotronix as if 100% of the shares were purchased on April 2, 1997, and with the value of the shares not yet purchased being shown as a liability of the Company, amounting to $2.3 million at December 31, 1997.

     Effective June 10, 1997, the Company entered into a binding agreement to purchase all of the shares of Fritz A. Seidel Elektro-Automatik GmbH ("Seidel"), a designer and distributor of electronic motion control products located in Germany, for $9.4 million in cash. The results of operations for Seidel are consolidated in the accompanying financial statements effective July 1, 1997.

     In connection with the acquisitions of Servotronix and Seidel, the Company has allocated the purchase price to the assets acquired, both tangible and intangible, and any excess of the purchase price over the assets acquired has been classified as goodwill. Intangible assets acquired consist primarily of completed technology and trade names and are being amortized over a five to seven year period. Goodwill will be amortized over a fifteen year period. A portion of the purchase price has been allocated to in-process research and development in the amount of $10.5 million, which was expensed as "Acquired research and development" in the second quarter of 1997. Also included in Acquired research and development was a charge of approximately $0.9 million for technology acquired unrelated to the Servotronix and Seidel acquisitions. Management believes that the technological feasibility of the in-process technology had not yet been established and the technology had no alternative future use.


Note 14.  Operating Leases
--------------------------

    The Company leases certain of its facilities and equipment under various operating lease arrangements. Such arrangements generally include fair market value renewal and/or purchase options.

    Rent expense for operating leases amounted to $2.5 million in 1997, $2.2 million in 1996, and $2.5 million in 1995. Future minimum rental payments required under non-cancelable operating leases having a lease term in excess of one year, at December 31, 1997, are as follows:


                                                          Operating
                                                           Leases
                                                           ------

    1998                                                 $    2,477
    1999                                                      2,474
    2000                                                      2,276
    2001                                                      1,675
    2002                                                        828
    Thereafter                                                4,089
                                                        -----------
    Total minimum lease payments                         $   13,819
                                                        ===========

Note 15.    Commitments and Contingencies
-----------------------------------------

    The Company has various lawsuits, claims, commitments and contingent liabilities including environmental matters arising from the ordinary conduct of its business; however, they are not expected to have a material adverse effect on its consolidated financial position and cash flows.

    In doing business with the U.S. Government, the Company is subject to routine audits and, in certain circumstances, to inquiry, review, or investigation by the U.S. Government Agencies relating to the Company's compliance with Government Procurement policies and practices. The Company's policy is to conduct its activities in compliance with all applicable rules and regulations.

    Pursuant to the Subscription Agreement described in Note 2, the Company has retained certain potential liabilities of the Macbeth division. Management believes that the assumption of these potential liabilities will not have a material adverse effect on the financial position of the Company.


Note 16.  Pension and other employee benefit plans
--------------------------------------------------

    The Company maintains two non-contributory qualified defined benefit pension plans covering substantially all domestic employees (the "Plans"). Plans covering most employees provide pension benefits based generally on the employee's years of service and final five-year or career average compensation. Due to full funding, the Plans currently have no required contributions by the Company.

    The net periodic pension cost for the years 1997, 1996 and 1995 included the following components:

                                              1997         1996         1995
                                            ---------    ---------    ---------

    Service cost                            $  2,085     $  2,499     $  1,617
    Interest cost                              3,542        3,633        3,123
    Actual (return) loss on plan assets      (11,692)     (10,502)     (13,472)
    Net amortization and deferral              5,047        4,280        8,396
                                            ---------    ---------    ---------

    Net periodic pension cost (credit)      $ (1,018)    $    (90)    $   (336)
                                            =========    =========    =========

    The assumptions used in determining the end of year benefit obligations included discount rates of 6.5%, 7.0%, and 6.5% in 1997, 1996 and 1995, respectively, an expected investment return of 10% and compensation increases of 5% for the years ending 1997, 1996, and 1995. The Plans' assets consist principally of cash, common stocks, and bonds.

    The Plans' funded status together with the amounts recognized in the Company's Balance Sheet at December 31 are as follows:

                                                                   1997          1996
                                                                ----------    ----------
    Actuarial present value of benefit obligations:
         Vested                                                  $(37,682)     $(36,545)
                                                                ==========    ==========

         Accumulated                                             $(38,814)     $(37,450)
                                                                ==========    ==========

         Projected                                                (54,575)      (51,729)
    Plans' assets at fair value                                    70,340        63,879
                                                                ----------    ----------

    Plans' assets in excess of projected benefit obligation        15,765        12,150
    Unrecognized net gain                                          (7,408)       (5,864)
    Unrecognized net asset at January 1                            (3,913)       (4,705)
    Unrecognized prior service cost                                 1,354         1,717
                                                                ----------    ----------

    Prepaid pension cost                                         $  5,798      $  3,298
                                                                ==========    ==========


    The Salaried Employees' Retirement Plan provides that in the event of a termination of that plan following a change in control of the Company, any assets of that plan remaining after provision is made for all benefits thereunder will be employed to supplement such benefits.

    The Company also maintains a Supplemental Retirement Income Plan ("SERP") for former key employees. The Company has accrued an actuarially determined liability of $3.6 million and $3.5 million at December 31, 1997 and 1996, respectively, in anticipation of the payment of such benefits in the future to seven former employees who were designated as eligible by the Company's board of directors for participation in the SERP program. The Company incurred a pension expense of $0.3 million in 1997 and 1996 for the SERP.

    The Company has a voluntary 401(k) savings and investment plan designed to enhance the existing retirement program covering eligible domestic employees. In 1997 and 1996, the Company matched 50% of each participant's contributions, up to a maximum contribution of 2% of base salary. Company contributions to this plan were $0.7 million, $0.7 million, and $0.5 million in 1997, 1996, and 1995, respectively.

    In 1997 employees of Macbeth became employees of the Joint Venture as described in Note 2. This was accounted for as a curtailment and a settlement under SFAS 88, "Employers' Accounting for Settlement and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", and SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". The Plan's funded status reflects a curtailment gain of $1.2 million, a settlement gain of $0.5 million, and a special termination benefit loss of $0.2 million due to the Joint Venture.


Note 17.  Postretirement medical insurance benefits
---------------------------------------------------

    The Company maintains a postretirement medical benefits plan covering substantially all domestic employees hired prior to January 1, 1992. The plan is contributory. Retiree contributions are adjusted annually, and are based on the difference between total cost and the employer contribution. The Company's contribution towards retiree medical benefits for employees retiring after January 1, 1992, is capped at 1991 levels. FAS 106 was implemented on a delayed recognition basis, resulting in amortization of the transition obligation amount over 20 years. The Company currently funds the plan as claims are paid.


    Net periodic postretirement benefit cost for 1997, 1996, and 1995 included the following components:

                                                                  1997     1996     1995
                                                                  ----     ----     ----

    Service cost                                                  $ 213    $ 168    $ 122
    Interest cost                                                   382      423      460
    Amortization of obligation at transition                        252      278      278
    Amortization of loss                                              -        9        -
                                                                 ------   ------   ------

    Net periodic postretirement benefit cost                      $ 847    $ 878    $ 860
                                                                 ======   ======   ======

    The plan amounts recognized in the Company's balance sheet at December 31, 1997 and 1996 are as follows:

    Accumulated postretirement benefit obligation:
                                                                      1997         1996
                                                                      ----         ----
    Retirees and dependents                                          $(2,560)     $(3,712)
    Fully eligible active plan participants                             (566)        (326)
    Other active plan participants                                    (2,813)      (2,498)
                                                                  -----------  -----------
        Total                                                         (5,939)      (6,536)
    Plan assets at fair value                                              -            -
                                                                  -----------  -----------
    Accumulated postretirement benefit obligation
         in excess of plan assets                                     (5,939)      (6,536)
    Unrecognized net loss                                                233          559
    Unrecognized prior service cost                                        -            -
    Unrecognized transition obligation                                 3,717        4,448
                                                                  -----------  -----------
    Accrued postretirement benefit cost                              $(1,989)     $(1,529)
                                                                  ===========  ===========

    The Company's postretirement benefit plans are unfunded.

    For measurement purposes, a 10.2% annual rate of increase in the per capita cost of covered medical benefits was assumed for 1997; the rate was assumed to decrease to 5.5% for 2000 and remain at that level thereafter. Increasing the assumed health care cost trend rates by 1% in each year would increase the accumulated postretirement benefit obligation as of January 1, 1997, by $0.2 million and the aggregate of the service cost and interest cost components of net periodic postretirement benefit cost by $0.02 million.

    The weighted average discount rates used in determining the accumulated postretirement benefit obligation are 6.5% and 7.0% as of December 31, 1997 and 1996, respectively.

Note 18.   Foreign Operations and Geographic Segments, and Export Sales
-----------------------------------------------------------------------

    The effect of the Company's foreign operations upon the consolidated financial statements are summarized as follows:


                                        1997                         1996                       1995
                                        ----                         ----                       ----
Net Sales
  North America                      $     179,524               $     190,776               $     180,891
  Europe                                    44,733                      48,806                      56,269
  Other                                     12,759                         440                           -
  Eliminations                             (14,770)                     (9,598)                     (8,505)
                               -------------------            ----------------          ------------------
                                     $     222,246               $     230,424               $     228,655
                               ===================            ================          ==================

Net Income

  North America                      $      30,304               $       9,416               $       7,501
  Europe                                      (410)                        (55)                       (325)
  Other                                     (8,536)                       (536)                          -
  Eliminations                              (1,638)                         79                         (19)
                               -------------------            ----------------          ------------------
                                     $      19,720               $       8,904               $       7,157
                               ===================            ================          ==================

Identifiable Assets

  North America                      $      97,211               $     105,445               $     107,450
  Europe                                    44,306                      33,288                      41,238
  Other                                     13,914                       4,223                           -
  Eliminations                              (9,987)                     (1,626)                     (1,214)
                               -------------------            ----------------          ------------------
                                     $     145,444               $     141,330               $     147,474
                               ===================            ================          ==================

    The Company's principal foreign facilities are in France, Germany, India, Israel, and Vietnam. The sales eliminations are transfers at prevailing wholesale selling prices. The Company has no other significant foreign operations.

    In addition to foreign operations, export sales amounted to $21.0 million in 1997, $39.7 million in 1996, and $31.9 million in 1995. Sales to the U.S. Government or for U.S. Government end-use amounted to $47.8 million in 1997, $41.3 million in 1996, and $43.5 million in 1995.


Note 19.  Subsequent Events
---------------------------

    In January 1998, the Company announced that a Japanese company agreed to pay the Company $27.2 million under a confidential settlement and paid-up licensing agreement covering certain of the Company's motion control patents. The settlement amount, less applicable Japanese withholding taxes, was received by the Company in the first quarter of 1998.

    On December 15, 1997, the Company commenced a tender offer ("Tender Offer") for 50.1% of the outstanding shares of Pacific Scientific Company ("Pacific") in cash with the remainder of the outstanding shares to be acquired through the issuance of the Company's stock to complete the merger.

    On February 2, 1998, the Company terminated its offer to acquire Pacific after a significantly higher bid was accepted by the Pacific board of directors. Included in the accompanying financial statements is a charge of $4.2 million representing the costs incurred through December 31, 1997 in connection with the Tender Offer. Approximately $1.0 million of additional costs are expected to be incurred in the first quarter of 1998.

Note 20.  Industry Segment Information
--------------------------------------

    The Company has continued a focus on high performance motion control, which included the divestiture of three instrumentation businesses in 1995 and 1996 that were part of the Company's Electro-Optical Instruments segment. Additionally, the Company has reorganized its business around two market channels, Industrial and Commercial, and Aerospace and Defense, and changed its segment disclosure to reflect this focus. Information provided for 1996 and 1995 has been prepared as if the reorganization around these two market segments had occurred at the beginning of each year.

    The Company has operations in two industry segments: the Industrial and Commercial Group and the Aerospace and Defense Group. The following table includes certain financial information relating to each of the Company's segments in the last three fiscal years:

                                                   1997          1996          1995
                                               ------------  ------------  ------------
Industrial & Commercial Group:
           Sales                                 $120,244      $123,257      $126,338
           Operating income (expense) (1)          (1,198)        8,393         6,962
           Assets                                  56,517        42,240        50,589
           Capital additions                        2,816         1,336         1,729
           Depreciation                             1,898         2,474         2,884
           Backlog                                 36,318        30,162        33,734
Aerospace & Defense Group:
           Sales                                 $102,002      $107,167      $102,317
           Operating income                        10,548        11,014         9,242
           Assets                                  67,716        71,814        76,175
           Capital additions                        3,348         3,487         2,110
           Depreciation                             2,400         2,601         2,646
           Backlog                                 62,112        65,652        74,689
Corporate:
           Operating expenses (2)                $(11,113)     $(10,503)     $ (9,047)
           Assets                                  21,211        27,276        20,710
           Capital additions                           52            25            13
           Depreciation                                69           184           221
Consolidated:
           Sales                                 $222,246      $230,424      $228,655
           Operating income (loss)                 (1,763)        8,904         7,157
           Assets                                 145,444       141,330       147,474
           Capital additions                        6,216         4,848         3,852
           Depreciation                             4,367         5,259         5,751
           Backlog                                 98,430        95,814       108,423

(1) 1997 operating income includes a charge of $11.4 million for Acquired research and development as discussed in Note 13.
(2) 1997 Corporate expenses include $4.2 million for Tender Offer expenses as discussed in Note 19.

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

Note 21.  Earnings Per Share
----------------------------

The Company has adopted SFAS 128, which requires the presentation of basic and diluted EPS. Basic EPS excludes the dilutive effect of common equivalent securities and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earning of the entity. In accordance with SFAS 128, as of December 31, 1997, the Company has restated all prior period EPS data presented. A reconciliation between basic EPS and diluted EPS is as follows:



                                                 For the Year Ended 1997                        For the Year Ended 1996
                                       -------------------------------------------    ---------------------------------------------
                                           Income          Shares        Per-Share      Income            Shares         Per-Share
                                         (Numerator)    (Denominator)     Amount      (Numerator)      (Denominator)      Amount
                                       -------------  ----------------  -----------  -------------    ---------------   ----------

Net income                                  $19,720                                       $8,904

Less: Preferred stock dividends and                                                         (285)
     accretion of preferred stock
      discount

Basic EPS:
----------
Net income available to common              $19,720        9,875,963         $2.00        $8,619           9,732,055         $0.89
 shareholders

Effect of dilutive securities:
------------------------------
Options                                                      487,910                                         310,051
                                       -------------     -----------                 ------------       ------------

Diluted EPS:
------------
Income available to common
 shareholders and assumed
 Conversions                                $19,720       10,363,873         $1.90        $8,619          10,042,106         $0.86
                                       ============    =============       =======    ==========        ============      ========




                                                        For the Year Ended
                                                               1995
                                       ------------------------------------------------
                                           Income             Shares         Per-Share
                                         (Numerator)      (Denominator)        Amount
                                       --------------   -----------------    ----------

Net income                                    $7,157

Less: Preferred stock dividends and           (4,648)
     accretion of preferred stock
      discount

Basic EPS:
----------
Net income available to common                $2,509            9,667,434         $0.26
 shareholders

Effect of dilutive securities:
------------------------------
Options                                                           102,205
                                       -------------    -----------------

Diluted EPS:
------------
Income available to common
 shareholders and assumed
 Conversions                                  $2,509            9,769,639         $0.26
                                       =============    =================     =========

    During 1997, options to purchase 103,500 shares of common stock with exercise prices ranging from $17.31 to $18.69 per share and with expiration dates ranging up to December 16, 2007 were outstanding but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. Also, 956,041 common equivalent shares of the convertible subordinated debentures were not included in the diluted EPS calculation as a result of their antidilutive effect.

    During 1996, options to purchase 126,200 shares of common stock with exercise prices ranging from $12.00 to $16.88 per share and with expiration dates ranging up to May 15, 2006 were outstanding but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. Also, 1,086,987 common equivalent shares of the convertible subordinated debentures were not included in the diluted EPS calculation as a result of their antidilutive effect.

    During 1995, options to purchase 328,700 shares of common stock with exercise prices ranging from $8.88 to $20.00 per share and with expiration dates ranging up to December 19, 2005 were outstanding but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. Also, 1,217,933 common equivalent shares of the convertible subordinated debentures and 1,717,591 common equivalent shares of the Preferred Stock were not included in the diluted EPS calculation as a result of their antidilutive effect.

                                 EXHIBIT INDEX


Exhibit No.                   Description of Exhibit
-----------                   ----------------------


 3(a) Restated Certificate of Incorporation, as amended, incorporated by reference to Exhibit 3(a) of the Form SE filed on April 2, 1990.

 3(b)         Restated and Amended By-Laws incorporated by reference to Exhibit
              3.1 of Form 8-K filed on December 15, 1997.

 4(a) Debenture Purchase Agreement dated as of July 30, 1982, with respect to 10-1/2% Convertible Subordinated Debentures Due 1996 incorporated by reference to Exhibit 4 to the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 1982.

 4(b) Indenture dated as of May 1, 1984, with respect to 8-3/4% Convertible Subordinated Debentures Due 2009 incorporated by reference to Exhibit 4 to Registration Statement on Form S-3 (2-90655).

 4(c) Rights Agreement dated as of December 20, 1988, as amended and restated as of March 27, 1990, between the Company and the First National Bank of Boston, as Rights Agent, incorporated by reference to Exhibit 4(d) of the Form SE filed on April 2, 1990.

10(a) Fifth Amended and Restated Multicurrency Credit Agreement dated as of September 30, 1997, among Kollmorgen Corporation, BankBoston, N.A., Certain Other Financial Institutions Listed on Schedule 1, and BankBoston, N.A., as Agent, incorporated by reference to
              Exhibit 10 of the Form SE filed on or about November 14, 1997.

10(c) Kollmorgen Stock Option Plan, as amended, incorporated by reference to Exhibit A of the Company's Proxy Statement dated March 24, 1987, for the Annual Meeting of Shareholders held on April 22, 1987.

10(d) Kollmorgen 1991 Long Term Incentive Plan, as amended, incorporated by reference to Exhibit A of the Company's Proxy Statement dated April 5, 1996, for the Annual Meeting of Shareholders held on May 8, 1996.

10(e)         1998 Management Stock Incentive Plan (filed herewith)

10(f) Form of Retention Agreement entered into between the Company and Messrs. Argov, Cobuzzi, Desmond, Eder, Jones and Petty. (filed herewith)

10(g)         Kollmorgen Deferred Compensation Plan incorporated by reference to
              Exhibit 10 of the Form SE filed on or about November 14, 1997.

10(h) Form of 1991, 1992, and 1993 Non-Qualified Stock Option Agreement under the Long-Term Incentive Plan and/or Kollmorgen Stock Option Plan for Gideon Argov, Robert J. Cobuzzi, James A. Eder and Mark
              E. Petty. Each agreement is identical except for the number of shares and the date of grant. Said agreement is incorporated by reference to Exhibit 10(j) to the Annual Report on Form 10-K of the Company for the year ended December 31, 1991.

Exhibit No.                   Description of Exhibit
-----------                   ----------------------


10(i) Form of 1995, 1996, and 1998, Incentive Stock Option Agreement under the Long-Term Incentive Plan for Gideon Argov, Robert J. Cobuzzi, Daniel F. Desmond, James A. Eder, Keith D. Jones and Mark
              E. Petty. Each agreement is identical except for the number of shares and the date of grant. Said Agreement is incorporated by reference to Exhibit 10(g) to the Annual Report on Form 10-K of the Company for the year ended December 31, 1995.

10(j) Kollmorgen 1992 Stock Ownership Plan for Non-Employee Directors, as amended, incorporated by reference to Exhibit B of the Company's Proxy Statement dated April 5, 1996, for the Annual Meeting of Shareholders held on May 8, 1996.

10(k) Form of Non-Qualified Stock Option Agreement for the grant of 15,000 options between each non-employee director and the Company pursuant to the Kollmorgen 1992 Stock Ownership Plan for Non-Employee Directors, as amended, incorporated by reference to
              Exhibit 10(i) to the Annual Report on Form 10-K of the Company for the year ended December 31, 1996.

10(l) Kollmorgen 1998 Corporate Incentive Plan for Corporate Officers and other key corporate employees is identical to the plan incorporated by reference to Exhibit 10(j) to the Annual Report on Form 10-K for the year ended December 31, 1996.

10(m)         Letter employment agreement dated May 21, 1991, for Gideon Argov.
              Said Agreement is incorporated by reference to Exhibit 10(c) to the Annual Report on Form 10-K of the Company for the year ended December 31, 1991.

10(n)         Letter employment agreement dated July 1, 1991, for Robert J.
              Cobuzzi. Said Agreement is incorporated by reference to Exhibit 10(c) to the Annual Report on Form 10-K of the Company for the year ended December 31, 1991.

10(o) Form of severance agreement for George P. Stephan. Said agreement is incorporated by reference to Exhibit 10(i) to the Annual Report on Form 10-K of the Company for the year ended December 31, 1989.

10(p) Form of Indemnification Agreement for each of the Company's executive officers, directors and director emeritus. Each agreement is identical to this exhibit except for the name and title of each individual. Said agreement is incorporated by reference to Exhibit 10(f) to the Annual Report on Form 10-K of the Company for the year ended December 31, 1987.

10(q) Supplemental Retirement Income Plan for key executives incorporated by reference to Exhibit 10(n) to the Annual Report on Form 10-K of the Company for the year ended December 31, 1990.

10(r) Master Equipment Lease Agreement dated as of April 19, 1996, between Provident Commercial Group, Inc. and Kollmorgen Corporation incorporated by reference to EX-10 of the Form SE filed on November 30, 1996.

Exhibit No.                     Description of Exhibit
-----------                     ----------------------


 11 Calculations of Earnings Per Share - The information is contained in the Company's 1997Annual Report to shareholders in Note 21 "Earnings Per Share" on page 39 and is incorporated in here by reference.

 21           Subsidiaries of the Company (filed herewith)

 23           Consent of Independent Accountants - Coopers & Lybrand L.L.P.
              (filed herewith)

 24           Powers of Attorney (filed herewith)

 27(a) Financial Data Schedule for 1997 fiscal year ended December 31, 1997. (filed herewith)

 27(b) Restated Financial Data Schedule for quarter ended September 30, 1997. (filed herewith)

 27(c)        Restated Financial Data Schedule for quarter ended June 30, 1997.
              (filed herewith)

 27(d)        Restated Financial Data Schedule for quarter ended March 31, 1997.
              (filed herewith)

 27(e) Restated Financial Data Schedule for 1996 fiscal year ended December 31, 1996. (filed herewith)

 27(f)        Restated Financial Data Schedule for quarter ended
              September 30, 1996. (filed herewith)

 27(g)        Restated Financial Data Schedule for quarter ended June 30, 1996.
              (filed herewith)

 27(h)        Restated Financial Data Schedule for quarter ended March 31, 1996.
              (filed herewith)

 27(i) Restated Financial Data Schedule for 1996 fiscal year ended December 31, 1995. (filed herewith)

 27(j) Restated Financial Data Schedule for 1996 fiscal year ended December 31, 1994. (filed herewith)