Form 10-K/A
period 1997-12-31
KOLLMORGEN CORP
filed 1998-04-20
CIK 56583

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           FORM 10-K/A

/x/ Annual report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the fiscal year ended December 31, 1997, or / / Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from ________ to
    _______.

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


                                         /s/ Coopers & Lybrand L.L.P.


                                 COOPERS & LYBRAND L.L.P.

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

                             KOLLMORGEN CORPORATION


                                /s/  Robert J. Cobuzzi
                             Robert J. Cobuzzi
                             Its: Senior Vice President, Treasurer
                                      and Chief Financial Officer
                                 March 30, 1998

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


  /s/  Gideon Argov
Gideon Argov                          March 30, 1998
President and
Chief Executive Officer/Director


  /s/  Robert J. Cobuzzi
Robert J. Cobuzzi                         March 30, 1998
Senior Vice President, Treasurer and
Chief Financial Officer/Director


  /s/  Keith D. Jones
Keith D. Jones                            March 30, 1998
Controller and
Chief Accounting Officer


  /s/  James A. Eder
James A. Eder                             March 30, 1998
Vice President and Secretary and
Attorney-in-Fact For:

    Jerald G. Fishman, Director       J. Douglas Maxwell, Jr., Director

    Herbert L. Henkel, Director       Geoffrey S. Rehnert, Director

    James H. Kasschau, Director       George P. Stephan, Director