Form 10-Q
period 1998-03-31
KOLLMORGEN CORP
filed 1998-05-15
CIK 56583

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1998

Commission File No. 1-5562

                              KOLLMORGEN CORPORATION
             (Exact name of registrant as specified in its charter)

          New York                                        04-2151861
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                      Identification No.)


160l Trapelo Road, Waltham, Massachusetts                   02154
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code:   (781)  890-5655


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

            Class                            Outstanding at May 12, 1998
Common Stock, $2.50 par value                       10,069,120 shares

                            KOLLMORGEN CORPORATION


                                     INDEX




                                                                 Page No.


PART I - Financial Information


    Consolidated Statements of Operations                           3
        for the Three Months Ended
        March 31, 1998 and 1997 (unaudited)


    Consolidated Balance Sheets as of                               4
        March 31, 1998 (unaudited)
        and December 31, 1997


    Consolidated Statements of Cash Flows                           5-6
        for the Three Months Ended
        March 31, 1998 and 1997 (unaudited)


    Notes to Unaudited Consolidated Financial Statements            7-10


    Management's Discussion and Analysis                           10-13
        of Financial Condition and
        Results of Operations



PART II - Other Information                                          14

                 PART I - FINANCIAL INFORMATION

              KOLLMORGEN CORPORATION AND SUBSIDIARIES
              Consolidated Statements of Operations
               (Dollars in thousands, except per share amounts)
                                                    For the
                                                Three Months Ended
                                                     March 31,
                                                            ------------------
                                                 1998             1997
                                                      (unaudited)         (unaudited)
                                              --------         --------
Net sales                                   $  56,793        $  50,587
Cost of sales                                  39,666           35,306
                                             ---------        ---------
Gross profit                                   17,127           15,281
                                             ---------        ---------
Selling and marketing expense                   5,619            4,728
General and administrative expense              5,122            5,766
Research and development expense                3,181            1,979
Impairment of goodwill and assets held for sale 2,733               -
Tender offer costs                              1,273               -
                                             ---------        ---------
Income (loss) from operations                    (801)           2,808
Interest expense, net                            (457)          (1,086)
Intellectual property license, net of expenses 21,217               -
Other income (expense), net                    (8,336)              20
                                             ---------        ---------
Income before income taxes, joint
    venture, and minority interest             11,623            1,742
Provision for income taxes                      6,072              478
                                             ---------        ---------
Income before joint venture and minority interest                5,551     1,264
Equity in earnings of joint venture                -               670
Minority interest                                   9               76
                                             ---------        ---------
Net income                                  $   5,560        $   2,010
                                             =========        =========
Net income available to common shareholders $   5,560        $   2,010
Earnings per common share:
    Basic                                     $ 0.55           $ 0.21
    Diluted                                   $ 0.52           $ 0.20
                                              ======           ======
Number of shares used in calculating
    earnings per common share:
    Basic                                   10,038,399        9,765,436
    Diluted                                 11,598,545       10,177,411
                                            ==========       ==========

See accompanying notes to these unaudited consolidated financial statements.

              KOLLMORGEN CORPORATION AND SUBSIDIARIES
                   Consolidated Balance Sheets
                            (Dollars in thousands)
                           ASSETS
                                                  March 31,
                                                    1998       December 31,
                                                           (unaudited)  1997
                                                 ---------        ---------
Current assets:
    Cash and cash equivalents                   $  28,572        $  14,854
    Accounts receivable (net of allowance of
      $1,028 in 1998 and $971 in 1997)             40,843           39,528
    Recoverable amounts on long-term contracts      7,698            5,762
    Inventories, net                               26,040           25,162
    Prepaid expenses and other current assets       2,416            2,041
                                                 ---------        ---------
Total current assets                              105,569           87,347
                                                 ---------        ---------
Property, plant and equipment, net                 27,129           26,673
Goodwill, patents and other intangible assets      12,289           14,343
Deferred income taxes                               9,375            5,802
Other assets                                       11,587           11,279
                                                 ---------        ---------
                                                $ 165,949        $ 145,444
                                                 =========        =========
                LIABILITIES and SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                            $  22,075        $  18,467
    Accrued liabilities                            36,110           32,310
    Income taxes payable                            8,717            3,442
    Line of credit                                  5,364            5,232
    Current portion of long-term debt               1,995            2,012
                                                 ---------        ---------
Total current liabilities                          74,261           61,463
                                                 ---------        ---------
Long-term debt                                     36,675           36,379
Other liabilities                                   7,532            5,874
Minority interest                                     334              136
Shareholders' equity:
    Common stock                                   26,922           26,921
    Additional paid-in capital                     12,830           12,682
    Retained earnings                              14,629            9,268
    Cumulative translation adjustments               (892)            (602)
    Less common stock in treasury, at cost         (6,342)          (6,677)
                                                 ---------        ---------
Total common shareholders' equity                  47,147           41,592
                                                 ---------        ---------
                                                $ 165,949        $ 145,444
                                                 =========        =========

See accompanying notes to these unaudited consolidated financial statements.


              KOLLMORGEN CORPORATION AND SUBSIDIARIES
               Consolidated Statements of Cash Flows
                           (Dollars in thousands)


                                                           For the
                                                      Three Months Ended
                                                           March 31,
                                                      ------------------
                                                    1998         1997
                                                           (unaudited)     (unaudited)
                                                 ---------    ---------
Cash flows from operating activities:
Net income from operations                      $   5,560    $   2,010
Adjustments to reconcile net income to
  net cash provided by operating activities:
 Depreciation                                       1,274        1,099
 Amortization                                         417          282
 Impaired asset charge                              2,733            0
 Equity in income of joint venture                      0         (670)
 Deferred income taxes                             (3,572)           0
 Minority interest                                    198          (76)
 Other non-cash expenses                               33            9

Changes in operating assets and liabilities:
 Accounts and notes receivable                     (1,708)       1,533
 Recoverable amounts on long-term contracts        (1,936)         652
 Inventories                                       (1,087)         286
 Prepaid expenses                                    (379)         155
 Accounts payable and accrued liabilities          12,401       (4,596)
 Other deferred expenses                            1,258         (118)
                                                 ---------    ---------
Net cash provided by operating activities          15,192          566
                                                 ---------    ---------
Cash flows from investing activities:
 Capital expenditures                              (1,924)      (1,033)
 Other                                                111          180
                                                 ---------    ---------
Net cash used in investing activities              (1,813)        (853)
                                                 ---------    ---------
Cash flows from financing activities:
 Borrowings (repayments) under credit lines, net      284         (195)
 Proceeds from common stock issued from treasury       42          135
 Borrowings (repayments) of long-term debt            358         (774)
                                                          Dividends         (201)(195)
                                                 ---------    ---------
Net cash provided by (used for) financing activities  483       (1,029)
                                                 ---------    ---------




Effect of exchange rate changes on cash              (144)        (180)
                                                 ---------    ---------
Net increase (decrease) in cash and cash equivalents            13,718    (1,496)
Cash and cash equivalents at beginning of period   14,854       13,445
                                                 ---------    ---------
Cash and cash equivalents at end of period      $  28,572    $  11,949
                                                 =========    =========



See accompanying notes to these unaudited consolidated financial statements.

KOLLMORGEN CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
March 31, 1998
(Dollars in thousands, except per share amounts)


1. The accompanying unaudited consolidated financial statements include the accounts of Kollmorgen Corporation (the Company ) and all of its majority owned subsidiaries.


2. In the opinion of management, the unaudited consolidated financial statements included herein contain all adjustments, consisting only of normal recurring adjustments, (except for items discussed in Notes 7 through 10), necessary to present fairly the Company s and its consolidated subsidiaries financial condition at March 31, 1998, the results of operations for the three-month periods ended March 31, 1998 and 1997 and the cash flows for the three month period ended March 31, 1998 and 1997. Certain reclassifications have been made to the prior year s financial statements to conform to 1998 classifications. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. See Management s Discussion and Analysis of Financial Condition and Results of Operations for additional information. These interim financial statements should be read in conjunction with the Company s Annual Report on Form 10-K for the year ended December 31, 1997.


3.    Net inventories consist of the following:

                                    March 31,    December 31,
                               1998       1997
                             ---------------------
         Raw materials       $ 12,532   $ 12,640
         Work in process        8,914      8,871
         Finished goods         4,594      3,651
                              --------   --------
                             $ 26,040   $ 25,162
                              ========   ========


4. Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standard No. 130 ( SFAS 130 ), Reporting Comprehensive
Income.   This Statement establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company s net income or shareholders equity. The Company s comprehensive earnings were as follows:

KOLLMORGEN CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (continued)


                                                For the
                                           Three Months Ended
                                  1998        1997
                                --------- ------------
         Net income             $  5,560     $  2,010
         Foreign currency translation
             adjustment, net        (200)        (210)
                                ---------    ---------
                                $  5,360     $  1,800
                                 ========    ========


5. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 131 ( SFAS 131 ), "Disclosures about Segments of an Enterprise and Related Information", which must be adopted for fiscal years beginning after December 15, 1997. Under the new standard, companies will be required to report certain information about operating segments in consolidated financial statements. Operating segments will be determined based on the method by which management organizes its business for making operating decisions and assessing performance. The standard also requires that companies report certain information about their products and services, the geographic areas in which they operate, and their major customers. The Company is currently evaluating the effect, if any, of implementing SFAS 131.


6. The Company has adopted SFAS 128, which requires the presentation of basic and diluted earnings per share ("EPS"). Basic EPS excludes the dilutive effect of common stock equivalent securities and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earning of the entity. In accordance with SFAS 128, as of December 31, 1997, the Company has restated all prior period EPS data presented. A reconciliation between basic EPS and diluted EPS is as follows:

KOLLMORGEN CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (continued)



                                             For the                  For the
                                        Three Months Ended       Three Months Ended
                                          March 31, 1998           March 31, 1997
                                     -----------------------   ------------------------
                               Income     Shares     Income      Shares
                             ---------- ---------- ----------  ----------
Basic EPS:
Net income available to
   common shareholders       $   5,560  10,038,399 $   2,010    9,765,436

Effect of dilutive securities:
Options                                    604,105                411,975
Convertible debentures             476     956,041        -           -
                             ---------- ---------- ----------  ----------
Diluted EPS:
Income available to common
   shareholders and assumed
   conversions               $   6,036  11,598,545 $   2,010   10,177,411
                             ---------- ---------- ----------  ----------
Earnings per common share:
Basic                          $ 0.55                $ 0.21
                                ======                ======
Diluted                        $ 0.52                $ 0.20
                                ======                ======


  During the first quarter of 1998, there were no options to purchase common stock that had an exercise price greater than the average market price of the common shares. Therefore, no options were excluded from the computation of diluted EPS.

  During the first quarter of 1997, options to purchase 5,000 shares of common stock with exercise prices of $14.06 per share and with expiration dates of November 13, 1999, were outstanding but were not included in the computation of diluted EPS because the options exercise price was greater than the average market price of the common shares. Also, 1,086,987 common equivalent shares of the convertible subordinated debentures were not included in the diluted EPS calculation as a result of their antidilutive effect.

KOLLMORGEN CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (continued)



7. During the quarter, the Company announced a license agreement for its electronic motion control patents in the amount of $27.2 million, which, after legal and other expenses, resulted in income of $21.2 million. In connection with its patent enforcement program, the Company has engaged outside legal counsel to continue enforcement of the Company s patent estate, and, accordingly, has recorded a charge in Other expense of $6.8 million to cover legal expenses and other related costs.


8. The Company recorded a charge of $2.7 million to record the impairment of assets. Of this amount $2.0 million related to the write-down of goodwill from its 1994 acquisition of the assets of Sperry Marine. Additionally, the Company increased its reserve for impaired real estate by $0.7 to reflect its current assessment of the fair value of real estate held for sale.


9. In the first quarter of 1998, the Company incurred $1.3 million in expenses in conjunction with the tender offer for Pacific Scientific Company.


10. Effective January 1, 1998, the Company elected to change the vesting method for post-retirement medical insurance benefits, resulting in a curtailment charge in Other expense of $1.6 million.


       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS

  This filing contains forward-looking statements which involve risks and uncertainties. The Company s actual results may differ significantly from the results discussed in the forward-looking statements. Please refer to the "Forward-Looking Statements" and "Risk Factors" included in the Registration Statement on Form S-4 dated January 15, 1998.


                         RESULTS OF OPERATIONS

  In the first quarter, the Company s results of operations were impacted by a number of events which should be described separately. The Company announced the first major license agreement for its pioneering electronic motion control patents in the amount of $27.2 million, which, after legal and other expenses, resulted in income of $21.2 million. In connection with its patent enforcement program, the Company has engaged outside legal counsel to continue enforcement of the Company's patent

KOLLMORGEN CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (continued)



estate, and, accordingly, has recorded a charge of $6.8 million to cover legal expenses and other related costs. The Company recorded a charge of $2.7 million, primarily relating to the write-down of goodwill from its 1994 acquisition of the assets of Sperry Marine. In the first quarter, the company incurred $1.3 million in expenses in conjunction with the tender offer for Pacific Scientific Company. Finally, the company elected to change the vesting method for post-retirement medical insurance benefits, resulting in a charge of $1.6 million. The total of these items had an impact of $8.8 million to the income before income taxes. Collectively, the above items will be referred to as the Special Items to provide for comparative discussion of the Company s results on a consistent basis.

  For the three months ended March 31, 1998, the Company had sales of $56.8 million and net income of $5.6 million, equal to $0.52 per common share (diluted). These results compare with sales for the three months ended March 31, 1997 of $50.6 million and net income of $2.0 million equal to $0.20 per common share (diluted). Excluding the impact of the Special Items discussed above, the Company s net income for the three months ended March 31, 1998 would have been $2.0 million equal to $0.19 per share.

  Operating income for the three months ending March 31, 1998 declined to a loss of $0.8 million from income in the same period of the prior year of $2.8 million. Excluding the Special Items discussed above, operating income would have been $3.2 million for the three months ending March 31,
1998, an increase of 14% over 1997.   The increase in operating income was
a result of improved performance in the Aerospace and Defense Group, offsetting a decline in the Company s engineering consulting business.

  The Company's sales increased $6.2 million or 12% for the three months ended March 31, 1998 as compared to the same period a year ago. The Industrial and Commercial Group's revenue increased to $31.4 million for the three months ended March 31, 1998 from $26.6 million or 18% as compared to the first three months of 1997. The increase reflects improved results by the motion technology business, the acquisitions of Seidel and Servotronix which were not part of the Company in the first quarter of 1997, and which were partially offset by declines in the Company's engineering consulting business. Sales by the Aerospace and Defense Group increased 6% from $24.0 million for the first three months of 1997 to $25.4 million in 1998 as a result of increased sales of submarine optronic systems.

  The Company s overall gross margin as a percent of sales of 30.2% for the three months ended March 31, 1998 was consistent with the same period in the prior year. The Industrial and Commercial Group had a decline in gross margin as a percent of sales to 30.1% for the first three months of 1998 from 31.9% in 1997, reflecting the volume driven margin declines in

KOLLMORGEN CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (continued)


the Company's engineering consulting business which more than offset margin gains in the motion technology business. The Aerospace and Defense Group had an increase in gross margin as a percent of sales from 28.4% for the first three months of 1997 to 30.2% in 1998 reflecting improved margins in the motion control components portion of that group.

  Sales and marketing expenses were $5.6 million or 9.9% of sales in the first quarter of 1998 as compared to $4.7 million or 9.3% of sales for the same period in 1997. The increase in spending for sales and marketing was in the Industrial and Commercial Group due to the Seidel and Servotronix acquisitions, and increased sales and marketing expense of the U.S. motion technology group.

  General and administrative expenses declined to $5.1 million or 9.0% of sales in the first quarter of 1998 from $5.8 million or 11.4% of sales for the same period in 1997. The decline in G&A spending reflects decreased corporate costs including retiree medical insurance costs, insurance expense, and other costs.

  Research and development expenses were $3.2 million or 5.6% of sales for the three months ended March 31, 1998 as compared with $2.0 million or 3.9% of sales for the same period in the prior year. R&D spending by the Industrial and Commercial Group increased to $1.8 million for the first three months of 1998 from $0.9 million in 1997. This increase in spending reflects increased development costs and the acquisitions of Seidel and Servotronix. R&D spending by the Aerospace and Defense Group increased for the period ending March 31, 1998 to $1.4 million from $1.1 million in the same period in the prior year.

  Net interest expense was $0.5 million and $1.1 million for the periods ending March 31, 1998 and 1997, respectively. The decrease in interest expense in 1998 as compared to 1997 was due to the repayment in the second quarter of 1997 of the balance of the $25 million term loan the Company entered into to fund the redemption of its Preferred Stock in 1996, and the reduction in long-term debt as a result of the Company's annual mandatory sinking fund payments on its two convertible subordinated debentures.

  The Company incurred a tax rate of 52% for the first quarter which is significantly higher than its expected 31% tax rate for the year reflecting the impact of the patent licensing income. The patent licensing income was subject to Japanese withholding tax which the Company is not certain will be fully recoverable in 1998. Additionally, this income is fully subject to U.S. taxes and is taxed at a higher rate than the Company s effective tax rate. The Company s effective tax rate is less than the statutory U.S. tax rate as some of the Company s foreign subsidiaries operate in countries where the statutory rate is less than the U.S. rate.

KOLLMORGEN CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (continued)


  Bookings increased $9.2 million or 16.4% during the first quarter of 1998 as compared to the same period in the prior year. The increase reflects improved bookings for industrial and commercial motion technology products, bookings of the Seidel and Servotronix acquisitions, and which were offset in part by a bookings decline for the Company s engineering consulting services.

                         LIQUIDITY AND CAPITAL RESOURCES

  The Company's consolidated cash position increased by $13.7 million during the first three months of 1998. Cash provided from operations was $15.2 million, $1.8 million was used for investing activities, and $0.5 million was used for financing activities.

  Accounts receivable used $1.7 million reflecting weaker than anticipated collections and resulting in an increase in days sales outstanding to 65 from 61 in the fourth quarter of 1997, but consistent with the 65 days sales outstanding for the full year of 1997. Recoverable amounts on long-term contracts used $1.9 million of cash as a result of revenue recognized under long-term contracts. Inventories used $1.1 million of cash reflecting an increase in inventory by the Company s high volume business for a new customer. Accounts payable and accrued liabilities provided $12.4 million as a result of the accruals associated with the Special Items and an increase in taxes payable.

  The Company's investing activities in the first quarter of 1998 included capital expenditures of $1.9 million primarily for replacement of existing equipment to improve the efficiency of manufacturing.

  The Company's financing activities provided $0.5 million of cash during the year. The Company paid common dividends of $0.2 million or $0.02 per common share. The Company is required, under the terms of the 8.75% convertible subordinated debenture, to make certain mandatory sinking fund payments each year through the year 2009.

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

          27. Financial Data Schedules.

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


Date: May 15, 1998