Form 10-Q
period 1998-06-30
KOLLMORGEN CORP
filed 1998-08-13
CIK 56583

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 1998

Commission File No. 1-5562

                              KOLLMORGEN CORPORATION
             (Exact name of registrant as specified in its charter)

          New York                                        04-2151861
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                      Identification No.)


1601 Trapelo Road, Waltham, Massachusetts                   02451
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code:   (781)  890-5655


        1601 Trapelo Road, Waltham, Massachusetts 02154
(Former name, former address and former fiscal year, if changed since last report.)


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

           Class                            Outstanding at August 12, 1998
Common Stock, $2.50 par value                       10,099,313 shares

                   KOLLMORGEN CORPORATION AND SUBSIDIARIES


                                      INDEX



                                                             Page No.


PART I - Financial Information

            Consolidated Statements of Operations for                 3-4
                the Three Months and Six Months Ended
                June 30, 1998 and 1997 (unaudited)

            Consolidated Balance Sheets as of                         5
                June 30, 1998 (unaudited) and
                December 31, 1997

            Consolidated Statements of Cash Flows for                 6-7
                the Six Months Ended June 30, 1998
                and 1997 (unaudited)

            Notes to unaudited Consolidated Financial Statements      8-12

            Management's Discussion and Analysis of Financial         12-16
                Condition and Results of Operations



PART II - Other Information                               16-17

                             PART I - FINANCIAL INFORMATION

                       KOLLMORGEN CORPORATION AND SUBSIDIARIES
                        Consolidated Statements of Operations
                       (In thousands, except per share amounts)
                                     (Unaudited)
                                                 For the                 For the
                                             Three Months Ended          Six Months Ended
                                                 June 30,                 June 30,
                                          --------------------        -------------------
                                     1998     1997          1998      1997
                                  ------------------     --------- ---------
Net sales                         $ 60,340 $ 55,757      $117,133  $106,344
Cost of sales                       41,388   38,414        81,054    73,720
                                  ------------------     --------- ---------
Gross profit                        18,952   17,343        36,079    32,624

Selling and marketing expenses       6,077    5,293        11,696    10,021
General and administrative expenses  6,233    5,801        11,355    11,567
Research and development expenses    2,749    2,307         5,930     4,286
Acquired research and development      -     11,391           -      11,391
Impairment of goodwill and assets
    held for sale                      -        -           2,733       -
Tender offer costs                     -        -           1,273       -
                                  ------------------     --------- ---------
Income (loss) from operations        3,893   (7,449)        3,092    (4,641)

Interest expense, net                 (579)  (1,745)       (1,036)   (2,831)
Intellectual property license,
    net of expenses                    -        -          21,217       -
Other income (expense), net            122      224        (8,214)      244
                                  ------------------     --------- ---------
Income (loss) before income taxes,
  joint venture, minority interest,
  and gain on sale                   3,436   (8,970)       15,059    (7,228)

Provision for income taxes           1,067      700         7,139     1,178
                                  ------------------     --------- ---------
Income (loss) before joint venture,
    minority interest, and gain
    on sale                          2,369   (9,670)        7,920    (8,406)

Minority interest                      (90)      48           (81)      124
Equity in earnings of joint venture    -        760           -       1,430
Gain on sale of investment,
  net of income taxes                  -     24,321           -      24,321
                                  ------------------     --------- ---------
Net income                        $  2,279 $ 15,459      $  7,839  $ 17,469
                                  ==================     ========= =========



Earnings per common share:
    Basic                           $ 0.23   $ 1.58        $ 0.78    $ 1.79
    Diluted                         $ 0.21   $ 1.52        $ 0.73    $ 1.71
                                  ==================     ========= =========

Number of shares used in calculating
  earnings per common share:
    Basic                        10,069,067              9,783,42710,055,310      9,774,481
    Diluted                      10,702,072             10,190,40110,675,887     10,193,319
                                 ==========             ====================     ==========


See accompanying notes to unaudited consolidated financial statements.

                KOLLMORGEN CORPORATION AND SUBSIDIARIES
                      Consolidated Balance Sheets
                            (In thousands)
                             ASSETS
                                                    June 30,
                                                     1998      December 31,
                                                           (unaudited)  1997
                                                 ---------        ---------
Current assets:
    Cash and cash equivalents                   $  20,658        $  14,854
    Accounts receivable (net of reserve of
      $1,114 in 1998 and $971 in 1997)             41,861           39,528
    Recoverable amounts on long-term contracts      5,958            5,762
    Inventories                                    27,777           25,162
    Prepaid expenses and other current assets       2,803            2,041
                                                 ---------        ---------
Total current assets                               99,057           87,347

Property, plant and equipment, net                 27,776           26,673
Goodwill, patents and other intangible assets      12,944           14,343
Deferred income taxes                               9,373            5,802
Other assets                                       10,649           11,279
                                                 ---------        ---------
                                                $ 159,799        $ 145,444
                                                 =========        =========
                LIABILITIES and SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                            $  18,596        $  18,467
    Accrued liabilities                            34,027           32,883
    Income taxes payable                            7,360            2,869
    Line of credit                                  5,485            5,232
    Current portion of long-term debt               1,998            2,012
                                                 ---------        ---------
Total current liabilities                          67,466           61,463

Long-term debt                                     35,137           36,379
Other liabilities                                   7,217            5,874
Minority interest                                     461              136

Shareholders' equity:
    Common stock                                   26,924           26,921
    Additional paid-in capital                     12,893           12,682
    Retained earnings                              16,705            9,268
    Cumulative translation adjustments               (782)            (602)
    Less common stock in treasury, at cost         (6,222)          (6,677)
                                                 ---------        ---------
Total shareholders' equity                         49,518           41,592
                                                 ---------        ---------
                                                $ 159,799        $ 145,444
                                                 =========        =========

See accompanying notes to unaudited consolidated financial statements.

              KOLLMORGEN CORPORATION AND SUBSIDIARIES
               Consolidated Statements of Cash Flows
                               (In thousands)
                                 (Unaudited)
                                                           For the
                                                       Six Months Ended
                                                           June 30,
                                                      ------------------
                                                    1998         1997
                                                 ---------    ---------
Cash flows from operating activities:
Net income from operations                       $  7,839    $  17,469
Adjustments to reconcile net income to
  net cash provided by operating activities:
 Depreciation                                       2,559        2,247
 Amortization                                         736          568
 Impairment of goodwill and assets held for sale    2,733          -
 Acquired research and development                    -         11,391
 Gain on sale of investment, net of income taxes      -        (24,321)
 Equity in earnings of joint venture                  -         (1,430)
 Deferred income taxes                             (3,572)         -
 Minority interest                                    325         (124)
 Other non-cash expenses                               55           51

Changes in operating assets and liabilities:
 Accounts receivable                               (2,486)       4,114
 Recoverable amounts on long-term contracts          (196)        (460)
 Inventories                                       (2,662)      (1,049)
 Prepaid expenses and other current assets           (760)         235
 Accounts payable and accrued liabilities           5,347       (3,915)
 Other deferred expenses                            1,060          410
                                                 ---------    ---------
   Net cash provided by operating activities       10,978        5,186
                                                 ---------    ---------
Cash flows from investing activities:
 Capital expenditures                              (3,766)      (2,781)
 Proceeds from sale of investment in joint venture    -         36,977
 Acquisitions and equity investments, net             -         (6,006)
 Other                                                 70          262
                                                 ---------    ---------
   Net cash provided by (used in) investing activities          (3,696)   28,452
                                                 ---------    ---------



Cash flows from financing activities:
 Borrowings under credit lines, net                   286        3,373
 Proceeds from common stock issued from treasury       89          508
 Borrowings of long-term debt                         649          -
 Repayments of long-term debt                      (1,891)     (24,546)
                                                          Dividends paid    (402)(391)
                                                 ---------    ---------
   Net cash used in financing activities           (1,269)     (21,056)
                                                 ---------    ---------
 Effect of exchange rate changes on cash and
   cash equivalents                                  (209)          74
                                                 ---------    ---------
 Net increase in cash and cash equivalents          5,804       12,656
 Cash and cash equivalents at beginning of period  14,854       13,445
                                                 ---------    ---------
 Cash and cash equivalents at end of period     $  20,658    $  26,101
                                                 =========    =========




See accompanying notes to unaudited consolidated financial statements.

              KOLLMORGEN CORPORATION AND SUBSIDIARIES

             Notes to Unaudited Consolidated Financial Statements
               (Dollars in thousands, except per share amounts)
                                 June 30, 1998

1. The accompanying unaudited consolidated financial statements include the accounts of Kollmorgen Corporation and all of its majority owned subsidiaries (the "Company").

2. In the opinion of management, the unaudited consolidated financial statements included herein contain all adjustments, consisting only of normal recurring adjustments, (except for items discussed in Notes 8 through 12), necessary to present fairly the Company s financial condition at June 30, 1998, the results of operations for the three-month and six-month periods ended June 30, 1998 and 1997, and the cash flows for the six-month periods ended June 30, 1998 and 1997. Certain prior year balances have been reclassified to conform with the 1998 presentation. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. See Management s Discussion and Analysis of Financial Condition and Results of Operations for additional information. These interim financial statements should be read in conjunction with the Company s Annual Report on Form 10-K for the year ended December 31, 1997.

3.    Net inventories consist of the following:

                                     June 30,   December 31,
                                        1998        1997
                                     ---------   ---------
        Raw materials               $  13,596   $  12,640
        Work in process                 9,190       8,871
        Finished goods                  4,991       3,651
                                     ---------   ---------
                                    $  27,777   $  25,162
                                     =========   =========


4. Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standard No. 130 ( SFAS 130"), "Reporting Comprehensive Income." SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS 130 had no impact on the Company s net income or shareholders equity. The Company s comprehensive earnings were as follows:

                                      For the                 For the
                                 Three Months Ended      Six Months Ended
                                      June 30,               June 30,
                                 ------------------      ----------------
                                   1998     1997          1998     1997
                                 -------   -------      -------  -------
    Net income                  $ 2,279   $15,459      $ 7,839  $17,469
    Foreign currency
      translation adjustment, net     76      (582)        (124)    (791)
                                 -------   -------      -------  -------
                                 $ 2,355   $14,877      $ 7,715  $16,678
                                 =======   =======      =======  =======


5. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information", which must be adopted for fiscal years beginning after December 15, 1997. Under the new standard, companies will be required to report certain information about operating segments in consolidated financial statements. Operating segments will be determined based on the method by which management organizes its business for making operating decisions and assessing performance. SFAS 131 also requires that companies report certain information about their products and services, the geographic areas in which they operate, and their major customers. The Company is currently evaluating the effect, if any, of implementing SFAS 131.

6. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities."
    SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS 133 requires companies to recognize all derivatives as either assets or liabilities with instruments measured at fair value. The accounting for changes in fair value and gains or losses depends on the intended use of the derivative and its resulting designation. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company will adopt SFAS 133 by January 1, 2000 and is currently evaluating the effect, if any, of implementing
    SFAS 133.

7. Basic EPS excludes the dilutive effect of common stock equivalent securities and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earning of the entity. A reconciliation between basic and diluted EPS is as follows:

                                    For the              For the
                               Three Months Ended    Three Months Ended
                                  June 30, 1998        June 30, 1997
                               ------------------    ----------------
                               Income     Shares     Income     Shares
                               -------  ----------   -------  ----------
    Basic EPS:
    Net income            $ 2,279  10,069,067   $15,459   9,783,427
    Effect of dilutive
      securities:
       Options                    -       633,005       -       406,974
                               -------  ----------   -------  ----------

    Diluted EPS:
    Net income and assumed
      conversions             $ 2,279  10,702,072   $15,459  10,190,401
                               -------  ----------   -------  ----------

    Earnings per common share:
        Basic                  $ 0.23                $ 1.58
        Diluted                $ 0.21                $ 1.52



                                    For the              For the
                                 Six Months Ended     Six Months Ended
                                  June 30, 1998        June 30, 1997
                               ------------------    ----------------
                               Income     Shares     Income     Shares
                               -------  ----------   -------  ----------
    Basic EPS:
    Net income                $ 7,839  10,055,310   $17,469   9,774,481
    Effect of dilutive
      securities:
       Options                    -       620,577       -       418,838
                               -------  ----------   -------  ----------

    Diluted EPS:
    Net income and assumed
      conversions             $ 7,839  10,675,887   $17,469  10,193,319
                               -------  ----------   -------  ----------

    Earnings per common share:
        Basic                  $ 0.78                $ 1.79
        Diluted                $ 0.73                $ 1.71

    During the second quarter of 1998, options to purchase 1,500 shares of common stock with an exercise price of $20.94 per share and with an expiration date of May 12, 2008, were outstanding, but were not included in the computation of diluted EPS because the options exercise prices were greater than the average market price of the common shares. During the second quarter of 1997, options to purchase 5,000 shares of common stock with an exercise price of $14.06 per share and with an expiration date of November 13, 1999, were outstanding but were not included in the computation of diluted EPS because the options exercise prices were greater than the average market price of the common shares. Also, during the second quarter of 1998 and 1997, 905,095 and 956,041, respectively, common equivalent shares of the convertible subordinated debentures were not included in the diluted EPS calculation as a result of their antidilutive effect.

    During the first six months of 1998, options to purchase 3,000 shares of common stock with exercise prices ranging from $19.63 to $20.94 per share and with expiration dates ranging up to May 12, 2008, were outstanding but were not included in the computation of diluted EPS because the options exercise prices were greater than the average market price of the common shares. During the first six months of 1997, options to purchase 5,000 shares of common stock with an exercise price of $14.06 per share and with an expiration date of November 13, 1999, were outstanding but were not included in the computation of diluted EPS because the options exercise prices were greater than the average market price of the common shares. Also, during the first six months of 1998 and 1997, 905,095 and 956,041, respectively, common equivalent shares of the convertible subordinated debentures were not included in the diluted EPS calculation as a result of their antidilutive effect.

8. In January 1998, the Company announced a license agreement for its electronic motion control patents in the amount of $27.2 million, which, after legal and other expenses, resulted in income of $21.2 million. In connection with its patent enforcement program, the Company has engaged outside legal counsel to continue enforcement of the Company s estate and accordingly, has recorded a charge in Other expense of $6.8 million to cover legal expenses and other related costs.

9. During the first quarter of 1998, the Company recorded a charge of $2.7 million reflecting the impairment of assets. Of this amount, $2.0 million related to the write-down of goodwill from its 1994 acquisition of the assets of Sperry Marine. Additionally, the Company increased its reserve for impaired real estate by $0.7 million to reflect its current assessment of the fair value of real estate held for sale.

10. In the first quarter of 1998, the Company incurred $1.3 million of expenses in conjunction with the tender offer for Pacific Scientific Company.

11. Effective January 1, 1998, the Company elected to change the vesting method for post-retirement medical insurance benefits, resulting in a curtailment charge in Other expense of $1.6 million.

12. The Company periodically reviews the assumptions and estimates used in the calculation of its pension obligation, and in the second quarter recorded income of $750 thousand as a result of the updating of these assumptions and estimates to be consistent with the Company s experience.

13. On July 1, 1998, the Company announced the acquisition of Magnedyne from Sierracin Corporation. Magnedyne is excluded from the accompanying unaudited financial statements because the transaction occurred after June 30, 1998. The Company will account for this acquisition as a purchase. Magnedyne designs and builds brushless and brush-type DC torque motors and drives. The acquisition is expected to further strengthen the Company s motion control product offerings for key applications in semiconductor manufacturing, medical equipment, and aerospace and defense. Magnedyne has approximately 100 employees at its manufacturing facility in Vista, Calif., and recorded sales of approximately $16 million in 1997. A portion of the purchase price of Magnedyne is expected to be allocated to in-process research and development, and accordingly the Company will record a charge in the third quarter of 1998 which is expected to be in the range of $3.0 million to $5.0 million.


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


                         RESULTS OF OPERATIONS

    In the first six months of 1998, the Company s results of operations were impacted by a number of events that should be described separately. During the first quarter, the Company announced the first major license agreement for its pioneering electronic motion control patents in the amount of $27.2 million, which, after legal and other expenses, resulted in income of $21.2 million. In connection with its patent enforcement program, the Company has engaged counsel to continue enforcement of the Company's patent estate, and accordingly, has recorded a charge of $6.8 million to cover legal expenses and other related costs. The Company recorded a charge of $2.7 million, primarily relating to the write-down of goodwill from its 1994 acquisition of the assets of Sperry Marine. Also in the first quarter of 1998, the Company incurred $1.3 million of expenses in conjunction with the tender offer for Pacific Scientific Company. Finally, the Company elected to change the vesting method for post-retirement medical insurance benefits, resulting in a charge of $1.6 million. The total of these items had a positive impact in 1998 of $8.8 million to the reported income before income taxes of the Company.

    In the second quarter of 1997, the Company s results of operations were impacted by a number of events that should also be described separately. Effective December 31, 1996, the Company combined its Macbeth division with the Color Control Systems business of Gretag AG and received 48% of the shares in the Swiss holding company that controls the two businesses (the "Joint Venture"). Accordingly, for the period ended June 30, 1997, the Company accounted for its interest in the Joint Venture using the equity method. On June 25, 1997, the Company sold approximately 88% of its interest in the Joint Venture as part of the Joint Venture s initial public offering on the Swiss Stock Exchange, resulting in a gain of $24.3 million. Additionally during the first half of 1997, in connection with the acquisitions of Servotronix and Seidel, a portion of the purchase price was allocated to in-process research and development for products which were not yet feasible. The value of in-process research and development of $10.5 million was expensed. Also included in acquired research and development was a charge of approximately $0.9 million for technology acquired unrelated to the Servotronix and Seidel acquisitions.

    Collectively, the above 1998 and 1997 items will be referred to as the "Special Items" to provide for comparative discussion of the Company s results on a consistent basis.

    For the three months ended June 30, 1998, the Company had sales of $60.3 million and net income of $2.3 million, equal to $0.21 per common share (diluted). These results compare with sales for the three months ended June 30, 1997 of $55.8 million and net income of $15.5 million equal to $1.52 per common share (diluted). Excluding the impact of the Special Items discussed above, the Company s net income for the three months ended June 30, 1997 would have been $2.7 million equal to $0.26 per share. The equity in earnings of the Joint Venture was included in the reported results for the 1997 period, but excluding these earnings, net income would have been $1.9 million or $0.19 per share. For the six months ended June 30, 1998, the Company had sales of $117.1 million and net income of $7.8 million, equal to $0.73 per common share (diluted). These results compare with sales for the six months ended June 30, 1997 of $106.3 million and net income of $17.5 million equal to $1.71 per common share (diluted). Excluding the impact of the Special Items discussed above, the Company s net income for the six months ended June 30 would have been $4.2 million equal to $0.40 per share for 1998 and $4.7 million equal to $0.46 per share for 1997. The equity in earnings of the Joint Venture was included in the reported results for the 1997 period, but excluding these earnings, net income would have been $3.3 million or $0.32 per share.

    Operating income for the three months ending June 30, 1998 increased to $3.9 million from a loss in the same period of the prior year of $7.4 million. Excluding the Special Items discussed above, operating income would have been $3.9 million for the three months ending June 30, 1997. Operating income for the six months ending June 30, 1998 increased to $3.1 million from a loss in the same period of the prior year of $4.6 million. Excluding the Special Items discussed above, operating income would have been $7.1 million and $6.8 million for the six months ending June 30, 1998 and 1997, respectively.

    The Company's sales increased $4.6 million or 8.2% for the three months ended June 30, 1998 as compared to the same period a year ago. The Industrial and Commercial Group's revenue increased to $33.7 million for the three months ended June 30, 1998 from $28.5 million or 18.2% as compared to the three months ended June 30, 1997. The increase reflects the acquisitions of Seidel and Servotronix in 1997 and increased sales by the Company s High Volume business more than offsetting a decline at the Company s engineering consulting business. Sales to the Aerospace and Defense Group's markets of $26.6 million for the three months ended
June 30, 1998 remained consistent with prior year's period of $26.8 million. The Company's sales increased $10.8 million or 10.1% for the six months ended June 30, 1998 as compared to the same period a year ago. The Industrial and Commercial Group's revenue increased to $65.1 million for the six months ended June 30, 1998 from $55.1 million or 18.1% as compared to the first six months of 1997. The increase reflects the acquisitions of Seidel and Servotronix in 1997 as well as increased sales by the Company s high volume business more than offsetting a decline at the Company s engineering consulting business. Sales to the Aerospace and Defense markets increased 2.6% from $50.8 million for the first six months of 1997 to $52.1 million in 1998 a result of increased sales of both submarine optronic and motion control systems.

    The Company s overall gross margin as a percent of sales of 31.4% for the three months ended June 30, 1998 increased from 31.1% for the same period in the prior year. The Aerospace and Defense Group had a decline in gross margin as a percent of sales from 31.3% for the second quarter of 1997 to 31.2% reflecting the investment in developmental programs for recently introduced products and a less favorable mix of products sold. The Industrial and Commercial Group had a decline in gross margin as a percent of sales to 28.7% for the second quarter of 1998 from 30.5% in 1997, reflecting improved margins in the motor and drive businesses being offset by volume declines in the Company s engineering consulting business. The Company s overall gross margin as a percent of sales of 30.8% for the six months ended June 30, 1998 was basically unchanged from 30.7% for the same period in the prior year. The Aerospace and Defense Group had an increase in gross margin as a percent of sales from 29.9% for the first half of 1997 to 30.7% in 1998 due to sales of high margin motion control components and systems. The Industrial and Commercial Group had a decline in gross margin as a percent of sales to 29.4% for the first half of 1998 from 31.2% in 1997, reflecting improved margins in the motor and drive businesses being somewhat offset by decreased margins due to volume declines in the Company s engineering consulting business.

    Sales and marketing expenses were $6.1 million or 10.1% of sales in the second quarter of 1998 as compared to $5.3 million or 9.5% of sales for the same period in 1997. Sales and marketing expenses increased $1.7 million to 10.0% of sales in the first six months of 1998 as compared to 9.4% for the same period in the prior year. The increase in sales and marketing expense reflects the Company s investment in a European sales and marketing organization.

    General and administrative expenses increased to $6.2 million or 10.3% of sales in the second quarter of 1998 from $5.8 million or 10.4% of sales for the same period in 1997. For the six months ended June 30, 1998, general and administrative expenses declined by $0.2 million compared to the prior year.

    Research and development expenses were $2.7 million or 4.6% of sales for the second quarter of 1998 as compared with $2.3 million or 4.1% of sales for the same period in the prior year. Research and development expenses were $5.9 million or 5.1% of sales for the six months ended
June 30, 1998 as compared with $4.3 million or 4.0% of sales for the same period in the prior year. Research and development spending by the Industrial and Commercial Group increased to $3.4 million for the first six months of 1998 from $2.0 million in 1997. This increase in spending was a result of the Seidel and Servotronix acquisitions. Research and development spending by the Aerospace and Defense Group increased for the period ending June 30, 1998 to $2.6 million from $2.3 million in the same period in the prior year.

    Net interest expense was $1.0 million and $2.8 million for the six month periods ending June 30, 1998 and 1997, respectively. The decrease in interest expense in 1998 as compared to 1997 was due to the repayment in the second quarter of 1997 of the balance of the $25 million term loan the Company entered into to fund the redemption of its Preferred Stock in 1996, the reduction in long-term debt as a result of the Company's annual mandatory sinking fund payments on its convertible subordinated debentures, and higher invested cash balances.

    The Company recorded a provision for taxes resulting in a tax rate of 47% for the first half of 1998 which is significantly higher than its expected 31% tax rate for the year reflecting the impact of the patent licensing income. The patent licensing income was subject to Japanese withholding tax which the Company is not certain will be fully recoverable in 1998. Additionally, this income is fully subject to U.S. taxes and is taxed at a higher rate than the Company s effective tax rate. The
Company s effective tax rate is less than the statutory U.S. tax rate as some of the Company s foreign subsidiaries operate in countries where the statutory rate is less than the U.S. rate.

    Bookings increased $28.0 million or 26.5% during the first half of 1998 as compared to the same period in the prior year. The increase is due not only to the acquisitions of Seidel and Servotronix, but also to improved bookings in both the Aerospace and Defense Group and the Industrial and Commercial Group excluding these acquisitions.

                     LIQUIDITY AND CAPITAL RESOURCES

    The Company's consolidated cash position increased by $5.8 million during the first six months of 1998. Cash provided by operations was $11.0 million, $3.7 million was used for investing activities, and $1.3 million was used for financing activities.

    Accounts receivable used $2.5 million reflecting higher sales and weaker than anticipated collections. Inventories used $2.7 million of cash reflecting higher sales and an increase in inventory by the Company s High Volume group. Accounts payable and accrued liabilities provided $5.4 million as a result of taxes accrued in the first quarter which are unpaid at June 30, 1997.

    The Company's investing activities in the first quarter of 1998 included capital expenditures of $3.8 million primarily for replacement of existing equipment to improve the efficiency of manufacturing.

    The Company's financing activities used $1.3 million of cash during the year principally to make a mandatory sinking fund payment of $1.8 million during the second quarter. The Company is required, under the terms of the 8.75% convertible subordinated debenture, to make certain mandatory sinking fund payments each year through the year 2009. Common dividends paid were $0.4 million or $0.04 per common share for the six months ended June 30, 1998.

    The Company believes that it can generate sufficient cash from operations and its current borrowing line of credit to finance its cash requirements for capital expenditures, sinking fund payments, potential acquisitions, and working capital needs for the next twelve months.


                     PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

    At the Annual Meeting of Shareholders of the Company held on May 13, 1998, the following four persons were elected as directors:
Gideon Argov, Robert J. Cobuzzi, Geoffrey S. Rehnert, and George P. Stephan as Class II directors for a term of two years. The votes cast for or against/withheld with respect to each nominee are set forth below:

           Name             For      Against/Withheld
    -------------------- ---------       ----------------
    Gideon Argov              8,579,592        34,496
    Robert J. Cobuzzi         8,579,023        35,065
    Geoffrey S. Rehnert       8,579,406        34,682
    George P. Stephan         8,579,295        34,793

    Messrs. Jerald G. Fishman, Herbert L. Henkel, James H. Kasschau,
J. Douglas Maxwell, Jr. and Robert N. Parker continue as Class I directors.

    At the Annual Meeting, the shareholders approved the 1998 Management Stock Incentive Plan (the "Plan") for key employees of the Company. The votes cast for the Plan were:

           For           Against         Abstaining
        8,378,191            188,876            47,921


Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits - Listed below are the exhibits filed with this report.

             3 Restated By-Laws of the Company as revised on May 13, 1998.

            27  Financial Data Schedules.

    (b)  Reports on Form 8-K.

        On July 7, 1998, the Company filed a Form 8-K reporting the purchase of the Magnedyne Division of Sierracin Corporation. Magnedyne is a manufacturer of torque motors and drives located in Vista, California.

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


Date:   August 13, 1998