Form 10-Q
period 1998-09-30
KOLLMORGEN CORP
filed 1998-11-13
CIK 56583

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 1998

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

           Class                         Outstanding at November 11, 1998
Common Stock, $2.50 par value                      10,120,785 shares

                   KOLLMORGEN CORPORATION AND SUBSIDIARIES


                           INDEX



                                                             Page No.


PART I - Financial Information

 Unaudited Condensed Consolidated Statements                3-4
     of Operations for the Three Months and
     Nine Months Ended September 30, 1998 and 1997

 Unaudited Condensed Consolidated Balance              5
     Sheets as of September 30, 1998  and
     December 31, 1997

 Unaudited Condensed Consolidated Statements                6-7
     of Cash Flows for the Nine Months Ended
     September 30, 1998 and 1997

 Notes to Unaudited Condensed Consolidated             8-11
     Financial Statements

 Management's Discussion and Analysis of Financial          11-16
     Condition and Results of Operations



PART II - Other Information                            16

                             PART I - FINANCIAL INFORMATION

                       KOLLMORGEN CORPORATION AND SUBSIDIARIES
                   Condensed Consolidated Statements of Operations
                    (Dollars in thousands, except per share amounts)
                                     (Unaudited)
                                           For the                 For the
                                           Three Months Ended              Nine Months Ended
                                               September 30,                September 30,
                                             --------------------          -------------------
                                           1998       1997            1998         1997
                                     ---------- ----------     ----------   ----------
Net sales                                $  61,891  $  56,710       $ 179,024    $ 163,054
Cost of sales                               42,410     39,644         123,464      112,875
                                         ----------  ---------       ---------    ---------
Gross profit                                19,481     17,066          55,560       50,179

Selling and marketing expenses               5,694      5,208          17,390       15,718
General and administrative expenses          6,203      5,845          17,558       17,412
Research and development expenses            2,609      2,963           8,539        7,249
Acquired research and development                -          -               -       11,391
Impairment of goodwill and assets
  held for sale                                  -          -           2,733            -
Tender offer costs                               -          -           1,273            -
                                                                                ---------  ---------      ---------      --------
Income (loss) from operations                4,975      3,050           8,067       (1,591)

Interest expense, net                         (818)      (620)         (1,854)      (3,451)
Intellectual property license,
  net of expenses                                -          -          21,217            -
Other income (expense), net                    372         339         (7,842)         583
                                                                                ---------  ----------     ----------     --------
Income (loss) before income taxes,
  minority interest, joint venture,
  and gain on sale                           4,529       2,769         19,588       (4,459)

Provision for income taxes                   1,400         800          8,539        1,978
                                          ---------  ----------      ----------     -------
Income (loss) before minority interest,
  joint venture, and gain
  on sale                                    3,129       1,969         11,049       (6,437)

Minority interest                              (11)         98            (92)         222
Equity in earnings of joint venture              -           -              -        1,430
Gain on sale of investment,
  net of income taxes                            -           -              -       24,321
                                                                                ---------  ----------      ---------     --------
Net income                                $  3,118   $   2,067       $  10,957     $19,536
                                                                                =========  ==========      =========    =========



Net income per share:
  Basic                                   $    0.31  $     0.21      $    1.09     $    1.99
  Diluted                                 $    0.30  $     0.20      $    1.04     $    1.90
                                         =========  ==========      =========     =========

Number of shares used in calculating
net income per share:
  Basic                                  10,094,692   9,941,779     10,068,581     9,830,860
  Diluted                                10,488,452  10,464,567     10,519,120    10,290,920
                                         ==========  ==========     ==========    ==========


See accompanying notes to unaudited condensed consolidated financial statements.

               KOLLMORGEN CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Balance Sheets
                          (In thousands)
                           ASSETS
                                              September 30,
                                                     1998   December 31,
                                                         (unaudited)             1997
                                                         ---------      ---------
Current assets:
  Cash and cash equivalents                              $ 10,913       $ 14,854
  Accounts receivable (net of allowance of
    $916 in 1998 and $971 in 1997)                        47,054          39,528
  Recoverable amounts on long-term contracts                  5,948        5,762
  Inventories                                             30,289          25,162
  Prepaid expenses and other current assets               1,684        2,041
                                                          ---------     ---------
Total current assets                                         95,888       87,347

Property, plant and equipment, net                        29,560          26,673
Goodwill, patents and other intangible assets                20,720       14,343
Deferred income taxes                                         9,455        5,802
Other assets                                                   12,526         11,279
                                                           ---------    ---------
                                                           $168,149         $145,444
                                                           =========    =========
                 LIABILITIES and SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                        $ 16,764         $ 18,467
  Accrued liabilities                                       36,222           32,883
  Income taxes payable                                       7,098            2,869
  Line of credit                                             9,034            5,232
  Current portion of long-term debt                          2,254            2,012
                                                          ---------        ---------
Total current liabilities                                    71,372           61,463

Long-term debt                                               36,094           36,379
Other liabilities                                             7,171            5,874
Minority interest                                               195              136

Shareholders' equity:
  Common stock                                              26,929           26,921
  Additional paid-in capital                                12,882           12,682
  Retained earnings                                         19,623            9,268
  Cumulative translation adjustments                          (250)            (602)
  Less common stock in treasury, at cost                    (5,867)          (6,677)
                                                           ---------        ---------
Total shareholders' equity                                   53,317           41,592
                                                           ---------        ---------
                                                        $ 168,149        $ 145,444
                                                         =========        =========

See accompanying notes to unaudited condensed consolidated financial statements. /TABLE

               KOLLMORGEN CORPORATION AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows
                               (In thousands)
                                 (Unaudited)
                                                            For the
                                                        Nine Months Ended
                                                           September 30,
                                                        ------------------
                                                                  1998           1997
                                                                 --------       ---------
Cash flows from operating activities:
Net income from operations                                        $ 10,957        $ 19,536
Adjustments to reconcile net income to
  net cash provided by operating activities:
  Depreciation                                          3,892        3,521
  Amortization                                          1,282          833
  Impairment of goodwill and assets held for sale       2,733          -
  Acquired research and development                       -         11,391
  Gain on sale of assets                                   25      (24,403)
  Equity in earnings of joint venture                     -         (1,430)
  Deferred income taxes                                            (3,572)            199
  Minority interest                                        59         (215)
  Other non-cash expenses                                  52           32

Changes in operating assets and liabilities:
  Accounts receivable                                  (5,497)       3,520
  Recoverable amounts on long-term contracts                         (186)            252
  Inventories                                          (3,083)        (817)
  Prepaid expenses and other current assets                           445             (33)
  Accounts payable and accrued liabilities              2,671       (9,395)
  Other deferred expenses                                 901           79
                                                                  ---------      ---------
Net cash provided by operating activities              10,679        3,070
                                                                  ---------      ---------
Cash flows from investing activities:
  Capital expenditures                                 (6,327)      (4,266)
  Proceeds from sale of assets                                        250               -
  Proceeds from sale of investment in joint venture                     -          41,396
  Acquisitions and equity investments, net of incone taxes         (10,250)  (15,221)
  Other                                                  (558)         262
                                                                   ---------      ---------
 Net cash provided by (used in) investing activities  (16,885)      22,171
                                                                   ---------      ---------



Cash flows from financing activities:
  Borrowings under credit lines, net                    3,145        5,314
  Proceeds from common stock issued from treasury         (5)        1,078
  Borrowings of long-term debt                          1,790          100
  Repayments of long-term debt                         (1,822)     (26,580)
  Dividends paid                                         (602)        (590)
                                                                   ---------       ---------
Net cash provided by (used in) financing activities     2,506      (20,678)
                                                                   ---------       ---------
  Effect of exchange rate changes on cash and
    cash equivalents                                                  (241)          (127)
                                                                   ---------       ---------
  Net increase (decrease) in cash and cash equivalents             (3,941)          4,436
  Cash and cash equivalents at beginning of period     14,854       13,445
                                                                   ---------       ---------
  Cash and cash equivalents at end of period                      $10,913         $17,881
                                                                   =========       =========




See accompanying notes to unaudited condensed consolidated financial statements.

              KOLLMORGEN CORPORATION AND SUBSIDIARIES

      Notes to Unaudited Condensed Consolidated Financial Statements
                   (In thousands, except per share amounts)
                                 September 30, 1998

1. The accompanying unaudited condensed consolidated financial statements include the accounts of Kollmorgen Corporation and all of its majority owned subsidiaries (the "Company").

2. In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments, consisting only of normal recurring adjustments (except for items discussed in Notes 8 through 13), necessary to present fairly the Company s financial condition at September 30, 1998, the results of operations for the three-month and nine-month periods ended September 30, 1998 and 1997, and the cash flows for the nine-month periods ended September 30, 1998 and 1997. Certain prior year balances have been reclassified to conform with the 1998 presentation. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. See Management s Discussion and Analysis of Financial Condition and Results of Operations for additional information. These interim financial statements should be read in conjunction with the Company s Annual Report on Form 10-K for the year ended December 31, 1997. The financial information included herein is unaudited, with the exception of the consolidated balance sheet at December 31, 1997, which has been derived from the audited consolidated balance sheet on the Company's annual report on Form 10-K.

3.    Net inventories consist of the following:

                                 September 30,    December 31,
                                                1998            1997
                                          ---------       ---------
  Raw materials                            $ 13,631        $ 12,640
  Work in process                            11,538           8,871
  Finished goods                              5,120           3,651
                                            ---------       ---------
                                          $ 30,289        $ 25,162
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

                                      For the                 For the
                                 Three Months Ended    Nine Months Ended
                                   September 30,           September 30,
                                 ------------------      ---------------
                                   1998     1997          1998     1997
                                 -------   -------      -------  -------
  Net income                    $ 3,118   $ 2,067      $10,957  $19,536
  Foreign currency
      translation adjustment, net    367       161          243    (630)

                                 -------   -------      -------  -------
                                 $ 3,485   $ 2,228      $11,200  $18,906
                                 =======   =======      =======  =======

5. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information", which must be adopted for fiscal years beginning after December 15, 1997. Under the new standard, companies will be required to report certain information about operating segments in the consolidated financial statements. Operating segments will be determined based on the method by which management organizes its business for making operating decisions and assessing performance. SFAS 131 also requires that companies report certain information about their products and services, the geographic areas in which they operate, and their major customers. The Company will adopt
SFAS 131 for the yar ending December 31, 1998 and is currently evaluating the effect, if any, of implementing SFAS 131.

6. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS 133 requires companies to recognize all derivatives as either assets or liabilities with instruments measured at fair value. The accounting for changes in fair value and gains or losses depends on the intended use of the derivative and its resulting designation. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company expects to adopt SFAS 133 by January 1, 2000. Had the Company implemented SFAS 133 for the current reporting quarter, there would be no material effect on the financial statements.

7. Basic earnings per share ("EPS") excludes the dilutive effect of common stock equivalent securities and is computed by dividing net income by the weighted-average number of common shares outstanding for the period.
Diluted EPS reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised, converted into common stock or resulted in the issuance of common stock that then shares in the earnings of the entity. A reconciliation between basic and diluted EPS is as follows:

                              For the                 For the
                                 Three Months Ended    Nine Months Ended
                                   September 30,           September 30,
                                 ------------------      ---------------
                                   1998     1997          1998     1997
                                 -------   -------      -------  -------
  Net income                    $ 3,118   $ 2,067      $10,957  $19,536

  Shares used in net income
      per share   basic           10,095     9,942       10,069    9,831

  Effect of dilutive securities:
      Stock options                  393       523          450      460
                               -------   -------      -------  -------
  Shares used in net income
      per share   diluted         10,488     10,465      10,519   10,291

  Net income per share-basic      $0.31      $0.21       $1.09    $1.99
  Net income per share-diluted    $0.30      $0.20       $1.04    $1.90

During the third quarter of 1998, options to purchase 548,495 shares of common stock at exercise prices ranging from $17.75 to $20.94 and with expiration dates ranging up to May 26, 2008 were outstanding, but were not included in the computation of diluted EPS because the options exercise prices were greater than the average market price of the common stock. During the first nine months of 1998, options to purchase 1,874 shares of common stock at exercise prices ranging from $19.63 to $20.94 and with expiration dates ranging up to May 12, 2008 were outstanding, but were not included in the computation of diluted EPS because the options exercise prices were greater than the average market price of the common stock. Additionally, during both the third quarter and the first nine months of 1998, 905,000 common equivalent shares of the convertible subordinated debentures were not included in the diluted EPS calculation as they were antidilutive.

Options to purchase 1,864 and 628 shares of common stock during the third quarter and the first nine months of 1997, respectively, at exercise prices of $17.44 and with expiration dates of August 13, 2007, were outstanding, but were not included in the computation of diluted EPS because the options exercise prices were greater than the average market price of the common stock. Additionally, during both the third quarter and the first nine months of 1997, 956,000 common equivalent shares of the convertible subordinated debentures were not included in the diluted EPS calculation as they were antidilutive.

8. In January 1998, the Company announced a license agreement for its electronic motion control patents in the amount of $27.2 million, which, after legal and other expenses, resulted in income of $21.2 million. In connection with its patent enforcement program, the Company has engaged outside legal counsel to continue enforcement of the Company s patents and accordingly, has recorded a charge in Other expense of $6.8 million to cover legal expenses and other related costs. The Company has spent $710,000 in connection with its patent defense program for the first nine months of 1998.

9. During the first quarter of 1998, the Company recorded a charge of $2.7 million reflecting the impairment of assets. Of this amount, $2.0 million related to the write-down of goodwill from its 1994 acquisition of the assets of Sperry Marine. Additionally, the Company increased its reserve for impaired real estate by $0.7 million to reflect its current assessment of the fair value of real estate currently held for sale.

10. In the first quarter of 1998, the Company incurred $1.3 million of expenses in conjunction with the tender offer for Pacific Scientific Company.

11. Effective January 1, 1998, the Company elected to change the vesting method for post-retirement medical insurance benefits, resulting in a curtailment charge in Other expense of $1.6 million.

12. The Company periodically reviews the assumptions and estimates used in the calculation of its pension obligation, and in the first nine months of 1998 recorded income of $1.0 million as a result of the updating of these assumptions and estimates to be consistent with the Company s experience.

13. On July 1, 1998, the Company acquired the assets of the Magnedyne division of Sierracin Corporation for $10.0 million in cash. Magnedyne has been included in the accompanying unaudited financial statements for the three months ended and as of September 30, 1998. The Company has accounted for this acquisition as a purchase, and is evaluating the allocation of the purchase price between completed technologies, other assets and goodwill. No material reserves relating to the purchase price remain.


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

                         RESULTS OF OPERATIONS

    In the first nine months of 1998, the Company s results of operations were impacted by a number of events that should be described separately. During the first quarter, the Company announced the first major license agreement for its pioneering electronic motion control patents in the amount of $27.2 million, which, after legal and other expenses, resulted in income of $21.2 million. In connection with its patent enforcement program, the Company has engaged counsel to continue enforcement of the Company's patent estate, and accordingly, has recorded a charge of $6.8 million to cover legal expenses and other related costs. The Company recorded a charge of $2.7 million, primarily relating to the write-down of goodwill from its 1994 acquisition of the assets of Sperry Marine. Also in the first quarter of 1998, the Company incurred $1.3 million of expenses in conjunction with the tender offer for Pacific Scientific Company. Finally, the Company elected to change the vesting method for post-retirement medical insurance benefits, resulting in a charge of $1.6 million. The net of these items had a positive impact in 1998 of $8.8 million to the reported income before income taxes of the Company.

    In the second quarter of 1997, the Company s results of operations were impacted by a number of events that should also be described separately. Effective December 31, 1996, the Company combined its Macbeth division with the Color Control Systems business of Gretag AG and received 48% of the shares in the Swiss holding company that controlled the two businesses (the "Joint Venture"). Accordingly, for the six month period ended June 30, 1997, the Company accounted for its interest in the Joint Venture using the equity method. In June and August 1997, the Company sold its interest in the Joint Venture resulting in a gain of $24.3 million. Additionally, during the first half of 1997, in connection with the acquisitions of Servotronix and Seidel, a portion of the purchase prices were allocated to in-process research and development for products that were not yet feasible. The value of in-process research and development of $10.5 million was expensed. Also included in acquired research and development was a charge of approximately $0.9 million for technology acquired unrelated to the Servotronix and Seidel acquisitions.

    Collectively, the above 1998 and 1997 items will be referred to as the "Special Items" to provide for comparative discussion of the Company s results on a consistent basis.

    For the three months ended September 30, 1998, the Company had sales of $61.9 million and net income of $3.1 million, equal to $0.30 per common share (diluted). These results compare with sales for the three months ended September 30, 1997 of $56.7 million and net income of $2.1 million, equal to $0.20 per common share (diluted). For the nine months ended September 30, 1998, the Company had sales of $179.0 million and net income of $11.0 million, equal to $1.04 per common share (diluted). These results compare with sales for the nine months ended September 30, 1997 of $163.1 million and net income of $19.5 million, equal to $1.90 per common share (diluted). Excluding the impact of the Special Items discussed above, the Company s net income for the nine months ended September 30 would have been $7.4 million equal to $0.70 per share (diluted) for 1998 and $6.8 million equal to $0.66 per share (diluted) for 1997. The equity in earnings of the Joint Venture was included in the reported results for the 1997 period. Excluding these earnings, net income would have been $5.3 million or $0.52 per share (diluted).

    Operating income for the three months ending September 30, 1998 increased to $5.0 million from $3.1 million in the same period of the prior year. Operating income for the nine months ending September 30, 1998 increased to $8.1 million from a loss in the same period of the prior year of $1.6 million. Excluding the Special Items discussed above, operating income would have been $12.1 million and $9.8 million for the nine months ending September 30, 1998 and 1997, respectively.

  The Company's sales increased $5.2 million or 9.1% for the three months ended September 30, 1998 as compared to the same period a year ago. The Industrial and Commercial Group's revenue increased to $37.3 million for the three months ended September 30, 1998 from $33.3 million or 12.0% as compared to the three months ended September 30, 1997. The increase reflects the acquisition of Magnedyne in 1998, increases in the segment s core servo business in the U.S. and Europe, and increased sales by the Company s High Volume business. These increases more than offset a decline at the Company s engineering consulting business. The Aerospace and Defense Group's revenue of $24.6 million for the three months ended September 30, 1998 represented an increase of 5.1% over the $23.4 million of sales in same period of the prior year. The Industrial and Commercial Group's revenue increased to $102.4 million for the nine months ended September 30, 1998 from $88.4 million or 15.8% as compared to the first nine months of 1997. The increase reflects the acquisition of Magnedyne in 1998, the inclusion of the sales of Seidel and Servotronix for all three quarters, and increased sales by the Company s High Volume business.
These increases more than offset a decline at the Company s engineering consulting business. The Aerospace and Defense Group's revenue increased 2.5% from $74.7 million for the first nine months of 1997 to $76.6 million in 1998, a result of increased sales of both motion control systems and new products.

  The Company s gross margin as a percent of sales of 31.5% for the three months ended September 30, 1998 increased from 30.1% for the same period in the prior year. The Aerospace and Defense Group had an increase in gross margin as a percent of sales from 30.7% for the third quarter of 1997 to 32.6% for the third quarter of 1998, reflecting strong margins on motion control systems and improved margins on revenue recognized on long term contracts. The Industrial and Commercial Group had a decline in gross margin as a percent of sales to 29.3% for the third quarter of 1998 from 29.7% in the third quarter of 1997. The Company s gross margin as a percent of sales of 31.0% for the nine months ended September 30, 1998 increased from 30.8% for the same period in the prior year. The Aerospace and Defense Group had an increase in gross margin as a percent of sales from 30.0% for the first nine months of 1997 to 31.3% in 1998 due to sales of high margin motion control components and systems. The Industrial and Commercial Group had a decline in gross margin as a percent of sales to 29.4% for the nine months of 1998 from 31.1% in 1997. This reflects a decrease in margins due to volume declines in the Company s engineering consulting business being somewhat offset by improved margins in the motor and drive businesses.

    Sales and marketing expenses were $5.7 million or 9.2% of sales in the third quarter of 1998 as compared to $5.2 million or 9.2% of sales for the the same period in 1997. Sales and marketing expenses increased $1.7 million to 9.7% of sales in the first nine months of 1998 as compared to 9.6% for the same period in the prior year. The increase in sales and marketing expense reflects the Company s increased investment in a European sales and marketing organization.

  General and administrative expenses were $6.2 million or 10.0% of sales in the third quarter of 1998 as compared to $5.8 million or 10.3% of sales for the same period in 1997. For the nine months ended September 30, 1998, general and administrative expenses declined to 9.8% of sales compared to 10.7% for the same period in the prior year. This decline is a result of decreases in pension, legal and other corporate expenses.

    Research and development expenses were $2.6 million or 4.2% of sales for the third quarter of 1998 as compared with $3.0 million or 5.2% of sales for the same period in the prior year. Research and development expenses were $8.5 million or 4.8% of sales for the nine months ended September 30, 1998 as compared with $7.2 million or 4.4% of sales for the same period in the prior year. Research and development spending by the Industrial and Commercial Group increased to $5.4 million for the first nine months of 1998 from $3.4 million in 1997. This increase in spending was a result of the Seidel and Servotronix acquisitions in 1997. Research and development spending by the Aerospace and Defense Group decreased for the period ending September 30, 1998 to $3.1 million from $3.8 million in the same period of the prior year.

    Net interest expense was $1.9 million and $3.5 million for the nine month periods ending September 30, 1998 and 1997, respectively. The decrease in interest expense in 1998 as compared to 1997 is due to the repayment, in the second quarter of 1997, of the balance of the $25 million term loan the Company entered into to fund the redemption of its Preferred Stock in 1996. In addition, the reduction in long-term debt as a result of the Company's annual mandatory sinking fund payments on its convertible subordinated debentures and higher invested cash balances contributed to the decrease in the net interest expense.

    The Company recorded a provision for taxes of 31% in the third quarter that reflects the Company s expected tax rate excluding the patent license income. The tax rate for the nine months ended September 30, 1998 is 44% that reflects the impact of the patent licensing income. The Company paid Japanese withholding tax on this income and is not certain it will be fully recoverable in 1998. Additionally, this income is fully subject to U.S. taxes and is taxed at a higher rate than the Company s effective tax rate. The Company s effective tax rate is less than the statutory U.S. tax rate because some of the Company s foreign subsidiaries operate in countries where the statutory rate is less than the U.S. rate.

    Bookings increased $23.5 million or 15.2% during the first nine months of 1998 as compared to the same period in the prior year. The increase is due not only to the acquisitions of Seidel and Servotronix in 1997 and Magnedyne in 1998, but also to improved bookings in both the Aerospace and Defense Group and the Industrial and Commercial Group, excluding these acquisitions.


                     LIQUIDITY AND CAPITAL RESOURCES

    The Company's consolidated cash position decreased by $3.9 million during the first nine months of 1998. Cash provided by operations was $10.7 million, $16.9 million was used in investing activities, and $2.5 million was provided by financing activities.

    Accounts receivable used $5.5 million reflecting higher sales and weaker than anticipated collections. Inventories used $3.1 million of cash reflecting higher sales and an increase in inventory by the Company s High Volume group. Accounts payable and accrued liabilities provided $2.7 million as a result of taxes accrued in the first quarter which are unpaid at September 30, 1997.

    On July 1, 1998, the Company acquired the assets of the Magnedyne division of Sierracin Corporation for $10.0 million in cash. Magnedyne designs and builds brushless and brush-type DC torque motors and drives. The Company's investing activities in the first nine months of 1998 also included capital expenditures of $6.3 million primarily for capital investments required for new product lines and for the replacement of existing equipment to improve the efficiency of manufacturing.

    The Company's financing activities provided $2.5 million of cash during the year. The Company borrowed $3.1 million against its short-term lines of credit to fund working capital requirements in the U.S. and Europe. In addition, the Company borrowed $1.8 million in long-term debt under its European lines of credit and made $1.8 million of sinking fund payments on its convertible subordinated debentures. The Company is required, under the terms of the 8.75% convertible subordinated debenture, to make certain mandatory sinking fund payments each year through the year 2009. Common dividends paid were $0.6 million or $0.06 per common share for the nine months ended September 30, 1998.

    The Company believes that it can generate sufficient cash from operations and its current borrowing line of credit to finance its cash requirements for capital expenditures, sinking fund payments, potential acquisitions, and working capital needs for the next twelve months.

                           YEAR 2000

    Certain of the Company's internal computer systems are not Year 2000 ready (i.e., such systems use only two digits to represent the year in the date data fields and, consequently, may not accurately distinguish between the 20th and 21st centuries or may not function properly at the turn of the century). The Company has been taking actions to either correct such systems or replace them with Year 2000 ready systems. The Company has been working on the replacement of many of its systems over the past two and a half years, and many of these systems are either currently operational or will be in 1999. The Company expects to implement successfully the systems and programming changes necessary to address the Year 2000 issues and does not believe that the cost of such actions will have a material effect on the Company's results of operations or financial condition. There can be no assurance, however, that there will not be a delay in, or increased costs associated with, the implementation of such changes, and the Company's inability to implement such changes could have an adverse effect on future results of operations.


                     PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits - Listed below are the exhibits filed with this report.

            3(i) Restated Certificate of Incorporation, amending
                 Article THIRD, Section F(2)(a)
             27  Financial Data Schedules

    (b)  Reports on Form 8-K.

        On November 4, 1998, the Company filed a Form 8-K reporting the adoption of an Amended and Restated Shareholder Rights Agreement dated October 22, 1998 between the Company and
        BankBoston NA.

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


Date: November 13, 1998