Form 10-K
period 1998-12-31
KOLLMORGEN CORP
filed 1999-03-25
CIK 56583

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

/x/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998, or / / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to _______.

Commission File Number  1-5562

               ______________KOLLMORGEN CORPORATION__________________
             (Exact name of registrant as specified in its charter)

          New York                                       04-2151861
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

Reservoir Place, 1601 Trapelo Road, Waltham, MA              02451-7333
   (Address of principal executive office)                     (Zip Code)

Registrant's telephone number, including area code  (781) 890-5655

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

                    ______________None___________________
                            (Title of each class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /__X__/ No _____

         Indicate by check mark if disclosure of delinquent filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / x /

         State the aggregate market value of the voting stock held by
non-affiliates of the registrant.   $133,534,837 as of March 17, 1999.

         Indicate the number of outstanding shares of the registrant's Common Stock. 10,163,806 shares as of March 17, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the 1999 Definitive Proxy Statement to be filed for the 1999 Annual Meeting of Shareholders are incorporated by reference into Part III.

                                 PART I

Item 1.  Business.

         (a) General. Kollmorgen Corporation (the "Company"), incorporated in the State of New York in 1916, is one of the major worldwide manufacturers of high performance electronic motion control products and systems and has operations in two industry segments: (1) industrial and commercial and (2) aerospace and defense.

         (b) Financial Information about Operating Segments. A table setting forth the amounts of revenue, pre-tax profit or loss and identifiable assets attributable to each of the Company's operating segments in each of its last three fiscal years is contained in Note 16 captioned "Geographic and industry information" to the Financial Statements.

         (c) Narrative Description of Business. Described below is a description of the Company's two operating segments.

Industrial and Commercial Group

         The  Company's  products  and services in  this  segment  include
(i) a number of different types of permanent magnet motors, associated electronic amplifiers and feedback components, controls and related systems for a variety of applications, and (ii) specialized engineering services to the electric utility industry. The Company's line of servo motors and related drive electronics are used in many types of industrial automation, process control, machine tool, underwater equipment, and robotic applications. Its torque motors, tachometer generators are used worldwide in medical, machine tool and process control applications.

         The Company's stepper motors and brushless motors are used for office and factory automation, instrumentation, and medical applications. Its Commack, New York facility designs, manufactures and sells a line of low inertia, high speed of response, d.c. motors and associated electronics used primarily in industrial automation and medical applications. The Company also manufactures and sells linear motors for various industrial applications.

         The Company distributes industrial motors and a proprietary line of analog and digital electronic drives under the trademarks "Servostar(R)", "Digifas" (TM) and "Digilink" (TM) in Europe through its wholly-owned German subsidiary, Kollmorgen Seidel Servo Drives GmbH.

         In July 1998, the Company acquired the Magnedyne motor operation from Sierracin Corporation. Magnedyne, with operations in California and Mexico, designs, manufactures and sells primarily torque motors to the semi-conductor, medical and industrial markets.

         In addition to the Company's principal facilities located in Virginia, New York and California, the Company develops certain proprietary electronic products in Israel, and manufactures and assembles its commercial products in several other geographic locations. Through a joint venture in Bombay, India, the Company manufactures fractional horsepower brushless motors primarily for the computer and electronics markets. The Company also distributes, and has begun the manufacture of, its industrial products in the People's Republic of China through a joint venture company, Tianjin Kollmorgen Industrial Drives Corporation, located in Tianjin, PRC.

         In this segment, competitive advantage is gained by the ability of the Company to design new or adapt existing motor and drive systems to meet relatively stringent packaging and performance requirements of customers, most of whom are original equipment manufacturers purchasing the motors and drives for inclusion in their end product. While meeting these stringent technical specifications, the motors and drives must also be price competitive. The number and identity of the competitors in this segment varies depending upon the particular industry and product application. Several large European and Japanese manufacturers, either directly or through joint ventures with American companies, have been able to compete successfully in the United States machine tool and industrial automation marketplaces, including the market for industrial motors of the type that the Company manufactures. In other markets, there are relatively few competitors for each marketplace or application, and generally they are specialized domestic or foreign motor manufacturers.

         The products in this segment are marketed and sold directly through qualified technical personnel employed by the Company, or through manufacturers' representatives or distributors, or by a combination of the foregoing.

         The Company  provides  engineering  services for the  modification  and upgrade of nuclear and fossil power plants of domestic electric utility companies and independent power producers through a wholly-owned subsidiary, Proto-Power Corporation. This business also licenses its proprietary computer-aided engineering software to utility companies for analyzing the performance of their power plant systems and equipment.

         The backlog of this segment at the end of 1998 was $40 million, essentially all of which is expected to be shipped in 1999.

Aerospace and Defense Group

         The Company's motion control products and subsystems in this segment are primarily manufactured by Kollmorgen Artus, a wholly-owned French subsidiary, the Inland Motor Division, located in Radford, Virginia and its Electro-Optical Division located in Northampton, Massachusetts.

         Kollmorgen Artus manufactures and sells generators, special motors, electro-mechanical actuators and drive electronics, synchros, and resolvers, which are sold worldwide into the defense and aerospace market. After the successful test flight of its proprietary ac/dc regulated power management system for the Bell-Boeing V-22 Osprey tiltrotor aircraft in 1997, Kollmorgen Artus began production of that system in 1998. This business also has a motor facility in Bien Hoa, Vietnam, for the manufacture of resolvers, subassemblies and motors. Kollmorgen Artus also manufactures and sells calibration systems for air traffic control navigation aids.

         The specialty d.c. torque motors, tachometer generators and electro-mechanical actuators and related electronics are used worldwide in a variety of aerospace and defense applications, including missiles, commercial and military aircraft and sophisticated guidance tracking systems.

         In addition to the products described above, the Company has been the primary designer and major supplier of submarine periscopes to the United States Navy since 1916 and also markets and sells submarine periscopes to navies throughout the world through its Electro-Optical Division. In 1995, the Company received a $35 million contract from the Naval Sea Systems Command to
design  and  build  a  new  photonic   system  that  replaces  the   traditional
through-the-hull periscope. In January 1998, the Company received a $16.6 million pre-production order for this system and in October, was awarded the first production order.

         This Division also has been an important supplier of other electro-optical instruments for various weapon systems, including specialized on-board sights for the DDG-51 Arleigh-Burke Class of guided missile destroyers. These instruments often possess highly advanced servo-driven optical systems and may use lasers, infrared detectors, or low-light level television imaging systems for night vision. The Company also designs and markets a proprietary weapon control system under the registered trademark CLAWS(R) for a variety of platforms.

         In general, the Company's aerospace and defense business is characterized by long-term contracts which require the delivery of products over more than one year and may include progress payments during the manufacture of the product. Competition is generally limited to divisions of large multinational companies which specialize in military contracting. The Company has been able to compete effectively against these larger companies because of the Company's experience and expertise in the specialized areas which it serves.

         The backlog of this segment at the end of 1998 was $62.2 million of which approximately 90% is expected to be shipped in 1999.

         Customer Base.

         Except to the extent that sales to the U.S. government under numerous prime and sub-contracts may be considered as sales to a single customer, the Company's business is not characterized by dependence upon one customer or a few customers, the loss of any of which would have a materially adverse effect on its total business. Typical of all engineered or custom-made component businesses, the Company's motion technologies business is characterized by a customer base founded upon a number of large key accounts, the importance of any one of which can vary from year to year. During 1998, no customer accounted for 10% or more of the Company's consolidated revenues.

         Government Sales.

         In 1998, sales to the U.S. Government or for U.S. Government end-use represented approximately 20.8% of revenues.

         Patents.

         The Company has either applied for or been granted a number of domestic and foreign patents pertaining to its business segments. The Company believes that these patents are and will be important to the Company's continued leadership position in these business segments and, when necessary, has and will continue to enforce its legal rights against alleged infringements of its patent estate. During the first quarter of 1998, the Company received $27.2 million under a confidential settlement and paid-up license agreement with a large multinational Japanese company covering certain of the Company's motion control patents. At the same time, the Company also notified a number of domestic and foreign companies that licenses are available for these patents. During the fourth quarter of 1998, the Company also concluded additional licenses for these patents.

         Raw Materials.

         The raw materials essential to the Company's business are generally available in the open market, and the Company did not experience any significant shortages in such materials during the past three years. The Company believes that it has adequate sources of raw materials available for use and does not anticipate any significant shortages.

         Research and Development.

         During 1998, the Company spent $12.1 million or approximately 5% of its consolidated sales on research activities related to the development of new products. This compares to $9.7 million or 4.3% in 1997, and $12.1 million or 5.3% in 1996. Substantially all of this amount was sponsored by the Company.

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

         Employees.

         The Company is a party to a collective bargaining agreement with the International Association of Machinists and Aerospace Workers that currently covers 29 employees and expires in August, 1999.

         As of December 31, 1998, the Company employed approximately 1,940 employees. The Company believes that it enjoys satisfactory relations with its employees, including those covered by the collective bargaining agreement.

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

                                                      Size of           Leased
Business Segment              Location               Facility           or Owned

Industrial and             Vista, CA (1)              37,000 sq.ft.     Leased
  Commerical Group         Commack, NY               100,000 sq.ft.     Leased
                           Groton, CT                 32,000 sq.ft.     Leased
                           Radford, VA (1)           261,000 sq.ft.     Owned
                           Radford, VA                15,000 sq.ft.     Leased
                           Petach Tikva, Israel       11,000 sq.ft.     Leased
                           Dusseldorf, Germany        34,000 sq.ft.     Leased

Aerospace and              Brattleboro, VT           24,000 sq.ft.      Leased
   Defense Group           Northampton, MA           98,000 sq.ft.      Owned
                           Avrille, France           94,000 sq.ft.      Owned
                           Besancon, France          15,000 sq.ft.      Owned
                           Bien Hoa, Vietnam         24,000 sq.ft.      Owned

Corporate                  Waltham, MA                6,250 sq.ft.      Leased


(1) Portions of these  facilities  are  utilized for the  Aerospace  and Defense
    Group.

Item 3.  Legal Proceedings.

         The Company has various legal proceedings arising from the ordinary conduct of its business; however, they are not expected to have a material adverse effect on the consolidated financial position, cash flows, or results of operations of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.

         Not applicable.

Executive Officers of the Company.

         The following is a list of the Company's executive officers, their ages and their positions as of March 17, 1999:

                            Present
      Name        Age       Office         Business Experience

Gideon Argov      42       President        Chairman of the Board since March
                           and              1996, President and Chief Executive
                           Chief            Officer since November 1991;
                           Executive        Director since May 1991. From March
                           Officer          1988 to May 1991, President and
                                            Chief Executive Officer and
                                            Director of High Voltage Engineering
                                            Company.  Prior to May 1991, for
                                            five years a manager and senior
                                            consultant with Bain & Company.

Robert J. Cobuzzi 57       Senior           Senior Vice President (since
                           Vice             February 1993), Treasurer and
                           President,       Chief Financial Officer since
                           Treasurer        July 1991.  From April 1989 to
                           and              July 1991, Vice President and
                           Chief            Treasurer of High Voltage
                           Financial        Engineering Company.  Prior to
                           Officer          April 1989, Vice President and
                                            Chief Financial Officer of
                                            Ausimont N.V.

Daniel F. Desmond 49       Vice             Vice President since November
                           President        1997.  President of the Company's
                                            Aerospace  and    Defense  Group.
                                            President of  the  Company's
                                            Electro-Optical  Division from 1989
                                            to 1997.

James A. Eder     53       Vice             Vice President since January
                           President,       1990; General Counsel since
                           Secretary        December 1991, and Secretary
                           and              since 1983.  Previously he had
                           General          been Assistant Corporate Counsel
                           Counsel          from 1977 to 1982.

Keith D. Jones    40       Controller       Corporate Controller since May
                           and Chief        1996.  Chief Accounting Officer
                           Accounting       since March 1996.  Director of
                           Officer          Finance and Corporate Controller
                                            of Cambridge Biotech Corporation
                                            from September 1991 to August
                                            1995.

         All   officers  are  elected   annually  for  one-year   terms  at  the
organizational meeting of the Board of Directors held immediately following the annual meeting of shareholders.

                             PART II

Item 5. Market for the Company's Common Equity and Related Shareholder Matters.

        The Company's Common Stock is traded on the New York Stock Exchange. There were approximately 1890 registered holders of the Company's Common Stock on March 17 , 1999. The following table sets forth the high and low sales price for shares of the Company's Common Stock within the last two fiscal years and the dividends paid during each quarterly period.


                                                 SELECTED QUARTERLY STOCK DATA
                                           (In thousands, except per share amounts)

                           4 Q 98    3 Q 98     2 Q 98     1 Q 98     4 Q 97    3 Q 97    2 Q 97     1 Q 97
                           ------    ------     ------     ------     ------    ------    ------     ------

Market price per
common share:
    High:                  $19 3/8   $21 3/8    $21 15/16  $24 1/4    $20 3/8   $19 1/4   $15 15/16  $15 1/8
    Low:                    13 5/8    13 3/4     17 5/8     16         16 3/4    14 3/4    11 5/8     10 7/8
Shares of common
  stock traded:                647     1,098        703      1,562      1,270     l,914     1,425      2,076
Dividends per
  common share                $.02      $.02      $ .02       $.02       $.02      $.02      $.02       $.02
Average outstanding
  common shares and
  common share
  equivalents               10,482    10,488     10,702     11,599     10,525    10,465    10,190     10,177


Item 6. Selected Financial Data.

        The following table sets forth selected consolidated financial data for the Company for each of the five fiscal years 1994 through 1998.

                                                  SELECTED FINANCIAL DATA
                                          (In thousands, except per share amounts)

                                                         1998          1997         1996          1995          1994
                                                      ------------ ------------- ------------  ------------ -------------

       Net sales.......................................   $243,939     $222,246     $230,424      $228,655      $191,771
       Impairment of goodwill and assets held for sale      (2,733)           -            -             -             -
       Acquired research and development.......                  -      (11,391)           -             -             -
       Tender offer costs..........................         (1,273)      (4,176)           -             -             -
       Intellectual property license, net of expense        21,217            -            -             -             -
       Gain on sale of investment in joint venture ..            -       24,321            -             -             -
       Reorganization of research and development
         organization  .............................        (1,310)           -            -             -             -
       Cumulative effect of change in accounting
         principle .................................          (438)           -            -             -             -
       Net income.........................................  14,307       19,720        8,904         7,157         4,051
       Total assets......................................  168,633      145,444      141,330       147,474       138,201
       Total debt........................................   47,809       43,623       65,541        49,808        53,991
       Redeemable preferred stock (See Note 8
         to Financial Statements)......................          -            -            -        25,506        22,532
       Weighted average diluted shares outstanding ....     10,506       10,364       10,042         9,770         9,703
       Earnings per common share:
        Basic........................................        $1.42         $2.00        $0.89        $0.26 (1)     $0.18
        Diluted......................................        $1.36         $1.90        $0.86        $0.26 (1)     $0.18
       Cash dividends per common share............           $0.08         $0.08        $0.08        $0.08         $0.08

       (1) After  provision for the 10% premium on the redemption of the Series D Convertible Preferred Stock.


Item 7.   Management's Discussion and Analysis of Financial Conditions
             And Results of Operations

        The Company has maintained its focus on high performance motion control. Over the past four years this effort has resulted in the acquisition of three companies, the sale of three instrumentation businesses, and the organization of its motion control business into two groups, the Industrial and Commercial Group and the Aerospace and Defense Group. In addition, in 1997 the Company was unsuccessful in acquiring a competitor through an unsolicited tender offer. Management believes that the results of these activities and other items detailed below are not indicative of the Company's ongoing operating results and has therefore grouped them together as "Special Items" to allow management to discuss the results of operations on a consistent basis.

        For the year ended December 31, 1998, the Company had sales of $243.9 million and net income of $14.3 million, or $1.36 per common share (diluted). These results compare with 1997 sales of $222.2 million and net income of $19.7 million, or $1.90 per common share (diluted), and 1996 sales of $230.4 million and net income of $8.9 million, or $0.86 per common share (diluted). Excluding the impact of the Special Items, the Company's net income would have been $12.0 million, or $1.14 per share; $10.5 million, or $1.02 per share; and $8.9 million, or $0.86 per share for the years 1998, 1997, and 1996, respectively.

        In January 1998 the Company announced a major license agreement for its pioneering electronic motion control patents in the amount of $27.2 million, which, after legal and other expenses, resulted in pre-tax income of $21.2 million. In connection with its patent enforcement program, the Company has engaged counsel to continue enforcement of the Company's patent estate, and accordingly, recorded a pre-tax charge of $6.8 million to cover legal expenses and other related costs. At December 31, 1998, the Company had incurred costs of $1.2 million in connection with its patent enforcement program.

        In the first quarter of 1998, the Company recorded a pre-tax charge of $2.7 million, primarily relating to the write-down of goodwill from its 1994 acquisition of the assets of Sperry Marine. Also in the first quarter of 1998, the Company elected to change the vesting method for post-retirement medical insurance benefits, resulting in a pre-tax charge of $1.6 million.

        As mentioned above, the Company has made three acquisitions in the past two years in the field of motion control and organized itself into two operating units. As a result of these actions, in the fourth quarter of 1998 the Company reorganized its worldwide research and development organization to eliminate redundancies and improve the efficiency of its development process, resulting in a pre-tax charge of $1.3 million for severage cost.

        On December 31, 1998 the Company adopted SOP 98-5, "Accounting for the Costs of Start-Up Activities" which requires all costs of start up activities to be expensed as incurred. As a result, the Company recorded a charge of $0.4 million as a cumulative change in accounting principle. There was no tax benefit associated with the charge, which was reflected as a reduction of intangible assets.

        In connection with the 1997 acquisitions of Servotronix and Seidel, the Company has allocated the purchase price to the assets acquired, both tangible and intangible, and the excess of the purchase price over the assets acquired has been classified as goodwill. A portion of the purchase price has been allocated to in-process research and development, in the amount of $10.5 million and was expensed as "Acquired research and development" in the second quarter of 1997. Also included in acquired research and development was a charge of approximately $0.9 million for technology acquired unrelated to the Servotronix and Seidel acquisitions.

        On December 15, 1997, the Company commenced a tender offer ("Tender Offer") for 50.1% of the outstanding shares of Pacific Scientific Company ("Pacific") in cash with the remainder of the Pacific shares to be acquired through the issuance of the Company's common stock. On February 2, 1998, the Company terminated its offer to acquire Pacific after a significantly higher bid was accepted by the Pacific board of directors. Included in the accompanying financial statements are pre-tax charges of $1.3 million and $4.2 million representing the costs incurred in connection with the Tender Offer for 1998 and 1997, respectively.

        The Company entered into an agreement, effective December 31, 1996, to combine its Macbeth division with the Color Control Systems business of Gretag AG (the "Joint Venture"). In 1997, the Company sold its interest in the Joint Venture, receiving approximately $42 million in cash, and resulting in a gain of $24.3 million. The gain is net of $2.0 million in income taxes and the utilization of net operating losses and other tax credit carryforwards.

        Collectively, the above items will be referred to as the "Special Items" to provide for comparative discussion of the Company's results on a consistent basis.

        In March 1996, the Company sold a significant portion of its instrumentation business located in France for 12 million French francs (approximately $2.4 million), the approximate book value of the assets. Collectively the French instrumentation business and the Macbeth business will be referred to as the "Businesses Sold".

                              Results of Operations


        The following table reflects the results of operations for the Company's two operating segments excluding the impact of the Special Items and the Businesses Sold. This comparison provides a consistent basis by which to view the results of the Company's two operating segments (in millions):

                                                          1998                1997                1996
                                                    ------------------   ----------------    ---------------

      Industrial and Commercial Group:
               Bookings                                       $ 135.5            $ 117.4              $ 91.7
               Sales                                            135.7              120.2                90.2
               Profit before tax                                 10.2               10.2                 6.1
      Aerospace and Defense Group:
               Bookings                                       $ 106.3            $ 104.6              $ 90.5
               Sales                                            108.2              102.0               107.2
               Profit before tax                                 13.6               10.5                11.0


1998 versus 1997

        Total profit before tax increased in 1998 to $24.9 million as compared to a loss in 1997 of $3.4 million. Excluding the Special Items and Businesses sold discussed above, profit before tax would have been $17.4 million in 1998, an increase of 42% over $12.3 million in 1997. Excluding the Special Items, the Industrial and Commercial Group's profit before tax remained unchanged at $10.2 million in both 1998 and 1997. Increased profit before tax at the group's motion business was offset by a decline in the group's engineering consulting business. The Aerospace and Defense Group's profit before tax increased 29% to $13.6 million in 1998 from $10.5 million in 1997 principally due to the performance of its motion components business and the group's electro-optical business.

        The Company's sales increased 10% in 1998 to $243.9 million as compared to $222.2 million in 1997. The Industrial and Commercial Group's revenue increase to $135.7 million in 1998 from $120.2 million in 1997, or 13%, was a result of the Magnedyne, Seidel, and Servotronix acquisitions, and an increase in the sales of fractional motors manufactured at the Company's production facility located in India. The sales increase more than offset a sales decline by the group's engineering consulting business. Sales by the Aerospace and Defense Group increased 6% to $108.2 million in 1998 from $102.0 million in 1997, reflecting increased sales by all of the group's businesses.

        The Company's overall gross margin as a percent of sales remained relatively constant at approximately 31% in 1998 and 1997. The Industrial and Commercial Group had a decrease in gross margin as a percent of sales to 30% in 1998 from 32% in 1997. The decrease was caused by the volume decline in the group's engineering consulting business. The Aerospace and Defense Group improved its gross margin as a percent of sales to 33% in 1998 as compared to 31% in 1997. The improvement was a result of margin improvements by the group's motion components business.

        Sales and marketing expenses increased 6% in 1998 to $23.2 million as compared to $21.9 million in 1997, but remained constant at 10% of sales in both years. The increase is related principally to the full year impact of the Seidel and Servotronix acquisitions and increased sales and bookings during the year in the Industrial and Commercial Group.

        Research and development ("R&D") expenses were $12.1 million or 5% of sales in 1998 as compared with $9.7 million or 4% of sales in 1997. R&D expenses at the Industrial and Commercial Group increased $2.6 million during 1998 to 5% of sales from $4.6 million or 4% in 1997 reflecting the impact of the Magnedyne, Seidel, and Servotronix acquisitions. R&D expenses at the Aerospace and Defense Group increased 9% in 1998, but remained at 5% of sales for both 1998 and 1997.

        General and administrative expenses increased $0.3 million or 1% in 1998 as compared to 1997, but remained at approximately 10% of sales for both years.

        Bookings for the Company's products and services increased 9% in 1998 as compared with 1997. The Industrial and Commercial Group saw an increase in bookings of 15% in 1998 versus 1997 as a result of the Magnedyne, Seidel, and Servotronix acquisitions, and the increase in its ongoing motion business more than offsetting decreased orders for the group's engineering consulting business. The Aerospace and Defense Group's bookings increased 2% in 1998 over 1997 principally due to an increase by its French operations offsetting a decline in long term orders at the group's domestic military systems business where orders are typically large multi-year orders received on an infrequent basis.

1997 versus 1996

        Profit before tax declined in 1997 to a loss of $3.4 million from income in 1996 of $8.4 million. Excluding the Special Items discussed above and the equity in earnings of the Joint Venture, profit before tax would have been $12.3 million in 1997, an increase of 47% over 1996. Excluding the Special Items and the Businesses Sold, the Industrial and Commercial Group's profit before tax increased by 67% in 1997 over 1996 to $10.2 million from $6.1 million as a result of the improved results by the group's domestic operations, increased sales from its high volume business, the impact of the Seidel acquisition, and strong performance in the engineering consulting business.
The Aerospace and Defense Group's profit before tax declined in 1997 by 4% to $10.5 million from $11.0 million in 1996 as a result of the start-up costs of the Vietnam manufacturing facility and a decline in foreign sales.

        The Company's sales decreased 4% in 1997 versus 1996. Excluding the Businesses Sold, increased revenue in the Industrial and Commercial Group contributed to a 13% revenue increase. The Industrial and Commercial Group's revenue increased to $120.2 million in 1997 from $90.2 million in 1996 or 33% as a result of the Seidel and Servotronix acquisitions, increased revenues for engineering consulting service, and an increase in the sales of its ongoing motion control products. Sales to Aerospace and Defense customers declined 5% from $107.2 million in 1996 to $102.0 million in 1997, a result of the weakening in the value of the French franc and a decline in motion control component sales.

        The Company's overall gross margin declined as a percent of sales to 31% in 1997 from 34% in 1996 as a result of the impact of the Businesses Sold. Excluding the Businesses Sold, the Company's gross margin as a percent of sales for 1996 was consistent with 1997 at approximately 31%. The Industrial and Commercial Group increased its gross margin as a percent of sales from 30% in 1996 to 32% in 1997. The Aerospace and Defense Group maintained a 31% gross profit as a percent of sales for both 1996 and 1997.

        Sales and marketing expenses were $21.9 million or 10% of sales in 1997 as compared to $27.6 million or 12% of sales in 1996. Excluding the Businesses Sold, sales and marketing expenses increased 15% from $19.1 million in 1996 to $21.9 million in 1997, but sales and marketing expenses as a percent of sales remained at 10% of sales for both years. The increase in spending for sales and marketing was in the Industrial and Commercial Group due to the Seidel and Servotronix acquisitions.

        Research and development expenses were $9.7 million or 4% of sales in 1997 as compared with $12.1 million or 5% of sales in 1996. Excluding the Businesses Sold, R&D expenses were $9.7 million in 1997 or 4% of sales and $8.8 million or 5% of sales in 1996. R&D expenses by the Industrial and Commercial Group increased to $4.6 million in 1997 from $3.5 million in 1996, but remained at 4% of sales. This increase in spending was a result of the Seidel and Servotronix acquisitions. R&D expenses by the Aerospace and Defense Group decreased in 1997 to $4.6 million from $5.3 million in 1996. The decline in spending was a result of decreased spending by the group's French operation, where R&D expenses had risen significantly in 1996 to support certain long-term development contracts.

        General and administrative ("G&A") expenses declined to $22.8 million or 10% of sales in 1997, from $24.3 million or 11% of sales in 1996. Excluding the impact of the Businesses Sold, G&A expenses increased 3% to $22.8 million or 10% of sales in 1997 from $22.2 million or 11% of sales in 1996. The increase in G&A expenses was a result of increased spending by the Industrial and Commercial Group due to the Seidel and Servotronix acquisitions and because of increased support required by this group's engineering consulting business.

Interest and Taxes

        Interest expense was $3.4 million, $4.7 million, and $5.8 million in 1998, 1997, and 1996, respectively. The continued decrease in interest expense was due to lower debt levels. This was a result of the repayment at the end of the second quarter of 1997 of the balance of the $25 million term loan the Company entered into to fund the redemption of its Preferred Stock in 1996. Additionally, the Company makes annual mandatory sinking fund payments on its convertible subordinated debentures.

        The Company recorded a provision for income taxes of $10.1 million in 1998 or 41% of pre-tax income. Excluding the Special Items, the Company provided income taxes at 31%. The 41% tax rate reflects the effect of the patent licensing income, taxable in the U.S., which was subject to Japan withholding tax. The Company's effective tax rate (excluding Special Items) of 31% is less than the statutory U.S. tax rate as some of the Company's foreign subsidiaries operate in countries where the statutory rate is less than the U.S. rate, or the Company is operating under a tax holiday agreement. The Company reported income taxes of $2.8 million in 1997 provided against a loss before taxes of $3.4 million. The acquired research and development charge was not deductible for tax purposes and only a portion of the Tender Offer costs were deductible in 1997. After adjustment for these items, the Company recorded a tax provision of approximately 28% against earnings. The Company had a zero tax rate in 1996 as a result of the utilization of net operating loss and other tax credit carryforwards.

                          Liquidity and Capital Resources

        The Company's consolidated cash position decreased by $1.8 million during 1998. Cash provided by operations was $17.8 million, $20.3 million was used in investing activities, and financing activities provided $0.8 million.

        The Company used $3.8 million of cash to fund working capital requirements, principally relating to the increase in accounts receivable due to increased sales in 1998; however, the Company saw modest improvement in days sales outstanding. The Company continues to focus on working capital reductions and effective cash management in order to maximize the amount of available cash.

        The Company's investing activities in 1998 included expenditures of $9.7 million for property, plant and equipment, primarily for replacement of existing equipment, investment in new equipment to improve the efficiency of manufacturing, and continued investment in information systems both domestically and in Europe. The Company used $10.0 million of cash to fund the purchase of Magnedyne.

        The Company's financing activities provided $0.8 million of cash during the year. Net borrowings under its short-term credit facilities were $1.9 million to fund working capital requirements. The Company also made mandatory sinking fund payments on its convertible subordinated debentures totaling $1.8 million. The Company is required, under the terms of the 8.75% convertible subordinated debenture, to make certain mandatory sinking fund payments each year through the year 2009. The Company borrowed $2.0 million under its revolving credit facilities primarily to fund a portion of the Seidel acquisition. Common dividends paid were $0.8 million.

        The Company entered into a five year, $50 million unsecured multicurrency credit facility in 1997 and no amounts were outstanding at December 31, 1998. Borrowings under the agreement bear interest at the bank's prime lending rate or the Eurodollar rate plus a margin ranging from 75 to 175 basis points, and is currently at 75 basis points. The margin varies based on the financial performance of the Company, and the Company expects to continue its financial performance at a level that will maintain the existing margin rate for the foreseeable future.

        Capital spending for 1999 is expected to decrease versus 1998. The Company expects to obtain lease or debt financing for some of its capital requirements for 1999. The Company's need, cost of, and access to funds are dependent on future operating results, as well as conditions external to the Company. The Company believes that with the cash generated from operations and with its current borrowing capacity, it will be able to finance its 1999 capital expenditures, sinking fund payments, and working capital requirements.

        The Company operates in countries in which the currency historically has been considered stable. Management believes that any fluctuations in currency rates within these countries will not have a material effect on the Company's financial condition, cash flows, or results of operations.

Year 2000 Issue

         The year 2000 issue is the result of computer programs having been written using two digits, rather than four, to define the applicable year.
Any of the Company's computers, computer programs, manufacturing and administration equipment or products that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. If any of the Company's systems or equipment that have date-sensitive software use only two digits, system failures or miscalculations may result causing disruptions of operations, including, among other things, a temporary inability to process transactions or send and receive electronic data with third parties or engage in similar normal business activities.

         During 1998, the Company formed an ongoing internal review team to address the year 2000 issue that encompasses operating and administrative areas of the Company. A team of global professionals has been engaged in a process to work with Company personnel to identify and resolve significant year 2000 issues in a timely manner. In addition, executive management regularly monitors the status of the Company's year 2000 remediation plans. The process includes an assessment of issues and development of remediation plans, where necessary, as they relate to internally used software, computer hardware and use of computer applications in the Company's manufacturing processes and products.
In addition, the Company is engaged in assessing the year 2000 issue with significant suppliers.

         The assessment process has been completed at the Company's U.S. operations. With respect to the Company's international operations, the assessment process has been completed for computer software and hardware information technology systems used internally by the Company. The assessment process at several international operations for internally used manufacturing and administrative equipment is expected to be completed in April 1999. In addition, the Company is finalizing its assessment of significant suppliers at all major locations to determine the extent to which the Company is vulnerable to third parties' failure to remediate their own year 2000 issues. Finally, related to products sold by the Company, the Company believes it has no exposure to contingencies related to year 2000 issues.

         During the past three years, as part of business modernization programs intended to reduce cycle time and improve profitability, the Company has purchased Enterprise Resource Planning ("ERP") Systems for some of its operations in the U.S. and other international locations, which the software vendors have indicated are year 2000 compliant. The Company is in the implementation phase for these systems and other ancillary financial systems with many sites expected to achieve full implementation before September 30, 1999. Some sites are not expected to implement new ERP systems before the end of 1999 and accordingly, the Company has begun making the current systems year 2000 compliant. The cost of making those adaptations are not expected to be material and will be expensed in the period incurred. It is expected that the Company will be in full compliance with its internal systems before the year 2000. If, due to unforeseen circumstances, the implementation is not completed on a timely basis, the year 2000 could have a material impact on the operations of the Company.

The Euro

        On January 1, 1999, eleven of fifteen member countries of the European Union established fixed conversion rates between their existing currencies ("legacy currencies") and one common currency, the euro. The euro now trades on currency exchanges and may be used in business transactions. The conversion to the euro eliminates currency exchange rate risk among the eleven member countries. Beginning in January 2002, new euro-denominated bills and coins will be issued. The Company's business units significantly affected by the euro conversion have established plans to address the issues raised by the euro currency conversion, and expect to be substantially complete with these plans by the year 2000. These issues include, among others, the need to adapt computer and financial systems, business processes and equipment, and the need to accommodate euro-denominated transactions and the impact of one common currency on product pricing, taxation and governmental and legal regulations. The Company does not expect the system and equipment conversion costs to be material to its financial condition, results of operations or cash flows. Due to numerous uncertainties, the Company cannot reasonably estimate the effects currency will have on pricing and the resulting impact, if any, on its financial condition results of operations or cash flows.

New Accounting Pronouncements

        In March 1998, the Accounting Standards Executive Committee issued Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). The SOP is applicable to the Company beginning in fiscal 1999. The Company engages in ongoing update, enhancement and replacement of its computer systems. Currently, the Company capitalizes only external costs associated with services and software in connection with these activities that are significant. To date, internal resources associated with these activities have not been significant. The Company is currently evaluating the effect, if any, of implementing SOP 98-1.

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities" which must be adopted for fiscal years beginning after June 15, 1999. The new standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The Company expects to adopt SFAS 133 by January 1, 2000. Had the Company implemented SFAS 133 for the current reporting period, there would have been no material effect on the financial statements.

Forward looking information

         Certain statements in this report are "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.
All forward looking statements involve risks and uncertainties. In particular, any statement contained herein, in press releases, written statements or other documents filed with the Securities and Exchange Commission, or in the Company's communications and discussions with investors and analysts in the normal course of business through meetings, phone calls and conference calls, regarding the consummation and benefits of future acquisitions, as well as expectations with respect to future sales, operating efficiencies and product expansion, are subject to known and unknown risks, uncertainties and contingencies, many of which are beyond the control of the Company. These factors may cause actual results, performance or achievements to differ materially from anticipated results, performances or achievements. Factors that might affect such forward looking statements include, but are not limited to, overall economic and business conditions; the demand for the Company's goods and services; the timing of and market acceptance of new products; competitive factors in the industries and geographic markets in which the Company competes; changes in tax requirements (including tax rate changes, new tax laws and revised tax law interpretations); interest rate fluctuations and other capital market conditions, including foreign currency rate fluctuations; economic and political conditions in international markets; the ability to achieve anticipated synergies and other cost savings in connection with acquisitions; the timing, impact and other uncertainties of future acquisitions; and the Company's ability and its customers' and suppliers' ability to replace, modify or upgrade computer programs in order to adequately address the year 2000 issue. Any forward looking statements should be considered in light of these factors.

Item 8.  Financial Statements and Supplementary Data.

         The information required by this Item 8 is included in Item 14(a) of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.


                                    PART III

Item 10. Directors and Executive Officers of the Company.

         The information required by this Item 10 of Form 10-K relating to directors who are nominees, and to directors continuing in office after the Company's Annual Meeting of Shareholders to be held on May 12, 1999, is contained in the definitive proxy statement to be filed with the Securities and Exchange Commission (the "Commission") on or before April 5, 1999, under the headings "Nominees", and "Continuing Directors", and such information is incorporated herein by reference in response to this item.

         The information required by this Item 10 of Form 10-K with respect to executive officers is set forth in Part I of this Form 10-K under the heading "Executive Officers of the Company".

Item 11. Executive Compensation.

         The information required by this Item 11 of Form 10-K is contained in the Company's definitive proxy statement to be filed with the Commission on or before April 5, 1999, under the heading "Executive Compensation" and such information is incorporated herein by reference in response to this item.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         The information required by this Item 12 of Form 10-K is contained in the definitive proxy statement to be filed with the Commission on or before April 5, 1999, under the headings "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" and such information is incorporated herein by reference in response to this item.

Item 13.  Certain Relationships and Related Transactions.

         None.

                                PART IV

Item 14.  Exhibits, Financial Statements, Schedules, and Reports on Form 8-K.
         (a)      The following documents are filed as part of this report:

                  (1) Financial Statements. See Index to Financial Statements on page 19.

                  (2)  Exhibits. See Exhibit Index on page 46.

         (b)      Reports on Form 8-K.

                  (1) On November 4, 1998, the Company filed a current report on Form 8-K announcing the adoption of the Amended and Restated Rights Agreement dated October 22, 1998 between the Company and BankBoston, N.A. as rights agent.

                               SIGNATURES


         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Kollmorgen Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             KOLLMORGEN CORPORATION


                              /s/ Robert J. Cobuzzi
                              Robert J. Cobuzzi
                              Its: Senior Vice President, Treasurer
                              and Chief Financial Officer
                              March 26, 1999

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


  /s/  Gideon Argov
Gideon Argov                                           March 26, 1999
President and
Chief Executive Officer/Director


  /s/  Robert J. Cobuzzi
Robert J. Cobuzzi                                      March 26, 1999
Senior Vice President, Treasurer and
Chief Financial Officer/Director


  /s/  Keith D. Jones
Keith D. Jones                                         March 26, 1999
Controller and
Chief Accounting Officer


  /s/  James A. Eder
James A. Eder                                          March 26, 1999
Attorney-in-Fact For:

         Jerald G. Fishman, Director            J. Douglas Maxwell, Director

         Herbert L. Henkel, Director            Robert N. Parker, Director

         James H. Kasschau, Director            George P. Stephan, Director

                          INDEX TO FINANCIAL STATEMENTS


        The following consolidated financial statements of the Company and its subsidiaries are included in response to Item 8.



                                                                                                Page(s) in
                                                                                                Form 10-K

        Report of Independent Accountants                                                        21

        Consolidated Balance Sheets as of December 31, 1998 and 1997.                            22

        Consolidated Statements of Operations for the years ended December 31,                   23
               1998, 1997 and 1996.

        Consolidated  Statements of Shareholders'  Equity for the years ended                    24
               December 31, 1998, 1997 and 1996.

        Consolidated  Statements of Cash Flows for the years ended December 31,                  25
               1998, 1997 and 1996.

        Notes to Consolidated Financial Statements.                                              27



                              REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Kollmorgen Corporation:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Kollmorgen Corporation and its subsidiaries at December 31, 1998 and 1997, and the results of their operations, shareholders' equity and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





                                   /s/  PricewaterhouseCoopers LLP

Boston, Massachusetts
January 22, 1999

KOLLMORGEN CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 1998 and 1997
(Dollars in thousands, except per share amounts)

ASSETS


                                                                           1998                1997
Current assets:
   Cash and cash equivalents (Note 1)                                 $  13,086            $ 14,854
   Accounts receivable (net of allowance of $581
     in 1998 and $971 in 1997)                                           48,927              39,528
   Recoverable amounts on long-term contracts                             2,597               5,762
   Inventories (Note 5)                                                  27,838              25,162
   Prepaid expenses                                                       1,885               2,041
                                                                          -----               -----
Total current assets                                                     94,333              87,347

Property, plant, and equipment, net (Note 6)                             30,809              26,673
Goodwill, patents,  and other intangible assets
 (net of accumulated amortization
 of $5,759 in 1998 and $4,840 in 1997)                                   20,420              14,343
Deferred income taxes (Note 12)                                           9,448               5,802
Other assets                                                             13,623              11,279
                                                                         ------              ------

Total assets                                                           $168,633           $ 145,444
                                                                       ========           =========


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                    $ 14,336            $ 18,467
   Income taxes payable                                                   6,733               2,869
   Accrued compensation and payroll taxes                                 8,883               9,218
   Accrued liabilities                                                   19,227              20,866
   Line of credit (Note 7)                                                9,270               5,232
   Current portion of long-term debt (Note 7)                             2,419               2,012
                                                                          -----               -----
Total current liabilities                                                60,868              58,664

Long-term debt (Note 7)                                                  36,120              36,379
Other liabilities                                                        14,943               8,673
Minority interest                                                           175                 136
Commitments and contingencies (Note 14)

Shareholders' equity (Notes 9 and 10):
   Common stock, par value $2.50 per share
     -- authorized 25,000,000 shares
     -- issued 10,774,145 and 10,769,008 shares
          in 1998 and 1997, respectively
    -- outstanding 10,125,355 and 10,018,022
          shares in 1998 and 1997, respectively                          26,932              26,921
   Additional paid-in capital                                            12,882              12,682
   Retained earnings                                                     22,772               9,268
   Accumulated other comprehensive income                                  (270)               (602)
   Less common stock in treasury, at cost
      -- 648,790 and 750,986 shares in 1998
         and 1997, respectively                                          (5,789)             (6,677)
             -----                                                       ------              ------
Total shareholders' equity                                               56,527              41,592
                                                                         ------              ------

Total liabilities and shareholders' equity                              $ 168,633            $145,444
                                                                      =========            ========

The accompanying notes are an integral part of these consolidated financial statements.


KOLLMORGEN CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the Years Ended December 31, 1998, 1997, and 1996
(Dollars in thousands, except per share amounts)

                                                                                     1998               1997                1996

Net sales                                                                       $ 243,939          $ 222,246           $ 230,424
Cost of sales                                                                     167,501            152,276             152,928
                                                                             -------------      -------------       -------------

Gross profit                                                                       76,438             69,970              77,496
                                                                             -------------      -------------       -------------

Selling and marketing expense                                                      23,202             21,858              27,570
General and administrative expense                                                 23,139             22,847              24,348
Research and development expense                                                   12,125              9,662              12,143
Reorganization of research and development organization (Note 2)                    1,310                  -                   -
Impairment of goodwill and assets held for sale (Note 1)                            2,733                  -                   -
Acquired research and development (Note 2)                                              -             11,391                   -
Tender offer costs (Note 2)                                                         1,273              4,176                   -
                                                                             -------------      -------------       -------------

Income from operations                                                             12,656                 36              13,435

Other income (expense):
    Interest (expense)                                                             (3,387)            (4,650)             (5,806)
    Interest income                                                                   771                612                 493
    Intellectual property license, net of expenses (Note 4)                        21,217                  -                   -
    Other, net (Notes 4, 15)                                                       (6,356)               585                 268
                                                                             -------------      -------------       -------------

Income (loss) before income taxes, joint venture,
   minority interest and change in accounting principle                            24,901            (3,417)               8,390
Provision for income taxes (Note 12)                                              (10,085)           (2,838)                   -
                                                                             -------------      -------------       -------------

Income (loss) before equity in earnings of joint venture,
   minority interest and change in accounting principle                            14,816            (6,255)               8,390
Equity in earnings of joint venture (Note 3)                                            -              1,430                   -
Minority interest                                                                     (71)               224                 514
Gain on sale of investment in joint venture, net of income taxes (Note 3)               -             24,321                   -
                                                                             -------------      -------------       -------------

Income before cumulative effect of change in accounting principle                  14,745             19,720               8,904
Cumulative effect of change in accounting principle (Note 1)                         (438)                 -                   -
                                                                             -------------      ------------        ------------

Net income                                                                       $ 14,307           $ 19,720            $  8,904
                                                                             =============      =============       =============


Net income available to common shareholders                                      $ 14,307           $ 19,720            $  8,619
Earnings per common share:
  Basic                                                                          $   1.42           $   2.00             $  0.89
  Diluted                                                                        $   1.36           $   1.90             $  0.86
Number of shares used in calculating earnings per common share:
  Basic                                                                        10,081,578          9,875,963           9,732,055
  Diluted                                                                      10,506,252         10,363,873          10,042,106

              The accompanying notes are an integral part of these consolidated financial statements.



KOLLMORGEN CORPORATION AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity
For the years ended December 31, 1998, 1997 and 1996 (Dollars in thousands)


                                               Common Stock                                             Accumulated
                                        ----------------------------    Additional                        Other
                                           Issued                        Paid-in        Retained       Comprehensive
                                           Shares         Amount         Capital        Earnings           Income
Balance, December 31, 1995                $10,762,024        $26,904         $14,343      $(18,958)            $(1,454)

Net income                                                                                   8,904
Common stock issuances                          3,546             10              34
Dividends paid on common
  and preferred stock                                                         (1,069)
Common stock issued from treasury                                               (142)
Translation adjustments (no tax
  charge in comprehensive income)                                                                                2,245
Comprehensive income
                                        -------------  -------------   -------------  -------------   -----------------
Balance, December 31, 1996                10,765,570          26,914          13,166       (10,054)                791

Net income                                                                                  19,720
Common stock issuances                         3,438              7              37
Dividends paid on common stock                                                (392)          (398)
Common stock issued from treasury                                             (129)
Translation adjustments (net of tax
  benefit of $400 in comprehensive
  income)                                                                                                     (1,393)
Comprehensive income
                                        -------------  -------------   -------------  -------------   -----------------
Balance, December 31, 1997                10,769,008         26,921          12,682          9,268               (602)

Net income                                                                                  14,307
Common stock issuances                         5,137             11              67
Dividends paid on common stock                                                               (803)
Common stock issued from treasury                                               133
Translation adjustments (net of tax
  charge of $100 in comprehensive
  income)                                                                                                         332
Comprehensive income
                                        -------------  -------------   -------------  -------------   -----------------
                                        =============  =============   =============  =============   =================
Balance, December 31, 1998                10,774,145       $ 26,932        $ 12,882       $ 22,772             $ (270)
                                        =============  =============   =============  =============   =================

                                             Treasury Stock                     Totals                 Comprehensive
                                        ----------------------------  -----------------------------        Income
                                          Shares         Amount       Outstanding     Amount          ----------------
                                                                         Shares

Balance, December 31, 1995               (1,068,558)     $  (9,538)     9,693,466     $11,297

Net income                                                                              8,904              $   8,904
Common stock issuances                                                      3,546          44
Dividends paid on common
  and preferred stock                                                                  (1,069)
Common stock issued from treasury            56,050            500         56,050         358
Translation adjustments (no tax
  charge in comprehensive income)                                                       2,245                  2,245
Comprehensive income
                                       -------------  -------------  --------------  -------------     -----------------
Balance, December 31, 1996               (1,012,508)        (9,038)     9,753,062      21,779                 11,149
                                                                                                       =================
Net income                                                                             19,720                 19,720
Common stock issuances                                                      3,438          44
Dividends paid on common stock                                                           (790)
Common stock issued from treasury           261,522          2,361        261,522       2,232
Translation adjustments (net of tax
  benefit of $400 in comprehensive
  income)                                                                              (1,393)                (1,003)
Comprehensive income
                                      -------------  -------------  --------------  -------------     -----------------
Balance, December 31, 1997                 (750,986)        (6,677)    10,018,022      41,592                 18,717
                                                                                                      =================
Net income                                                                             14,307                  14,307
Common stock issuances                                                      5,137          78
Dividends paid on common stock                                                           (803)
Common stock issued from treasury           102,196            888        102,196       1,021
Translation adjustments (net of tax
  charge of $100 in comprehensive
  income)                                                                                 332                    229
Comprehensive income
                                        =============  =============   =============  =============    ================
Balance, December 31, 1998                 (648,790)     $  (5,789)      10,125,355   $56,527                $14,536
                                        =============  =============   =============  =============    ================

The accompanying notes are an integral part of these consolidated financial statements.


KOLLMORGEN CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended December 31, 1998, 1997, and 1996
(Dollars in thousands)

                                                                                   1998            1997           1996

Cash flows from operating activities:
Income from operations                                                         $ 14,307        $ 19,720        $ 8,904
Adjustments to reconcile income to net cash
   provided by operating activities:
   Depreciation                                                                   5,648           4,367          5,259
   Amortization                                                                   1,643           1,228          1,063
   Acquired research and development                                                  -          11,391              -
   Impaired asset charge                                                          2,733               -              -
   Gain (loss) on sale of assets                                                    255         (24,766)          (561)
   Equity in earnings of joint venture                                                -          (1,430)             -
   Deferred income taxes                                                         (3,572)         (4,034)        (1,991)
   Minority interest and other non-cash expenses                                    557            (107)          (470)


Changes in operating assets and liabilities (net of
    effects from acquisitions and divestitures):
  Accounts receivable                                                           (5,154)           5,101        (9,664)
  Recoverable amounts on long-term contracts                                      3,165           (789)          7,143
  Inventories                                                                     (878)           (842)          (353)
  Prepaid expenses                                                                  235           (275)          (840)
  Accounts payable and accrued liabilities                                      (1,285)         (4,868)        (3,832)
  Other deferred expenses                                                           105         (1,683)          1,710
                                                                             -----------    ------------    -----------

Net cash provided by operating activities                                        17,759           3,013          6,368
                                                                             -----------    ------------    -----------

Cash flows from investing activities:
  Capital expenditures                                                          (9,659)         (6,216)        (4,848)
  Proceeds from sale of assets (net of related expenses)                            250               -          5,762
  Proceeds from sale of investment in joint venture                                   -          41,396              -
  Acquisitions and equity investments, net of cash acquired                    (10,300)        (15,421)        (1,529)
  Other                                                                           (581)            262            753
                                                                             -----------    ------------    -----------

Net cash provided by (used in) investing activities                            (20,290)         20,021            138
                                                                             -----------    ------------    -----------



           The accompanying notes are an integral part of these consolidated financial statements.






                                                                                   1998            1997           1996

Cash flows from financing activities:
  Borrowing (repayments) under credit lines, net                                  1,887           (337)        (1,552)
  Principal repayment on other notes                                                  -               -        (1,916)
  Proceeds from common stock issued from treasury                                    66           1,281           358
  Redemption of preferred stock                                                       -               -       (25,506)
  Borrowings of long-term debt                                                   2,427           4,920         25,463
  Repayments of long-term debt                                                  (2,790)        (26,738)        (6,164)
  Dividends paid on common and preferred stock                                    (803)           (790)        (1,069)
                                                                             -----------    ------------    -----------

Net cash provided by (used in) financing activities                                787        (21,664)       (10,386)
                                                                             -----------    ------------    -----------

Effect of exchange rate changes on cash                                            (24)              39          (464)
                                                                             -----------    ------------    -----------

Net increase (decrease) in cash and cash equivalents                            (1,768)           1,409        (4,344)
Cash and cash equivalents at beginning of year                                   14,854          13,445         17,789
                                                                             -----------    ------------    -----------

Cash and cash equivalents at end of year                                       $ 13,086        $ 14,854       $ 13,445
                                                                             ===========    ============    ===========



Supplemental cash flow information
 Cash paid during the period for:
  Interest                                                                      $ 3,770         $ 5,269        $ 5,467
  Income taxes                                                                  $ 7,013         $ 7,358        $   445











  The accompanying notes are an integral part of these consolidated financial statements.


KOLLMORGEN CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 1998, 1997, and 1996
(Dollars in thousands, except per share amounts)
_________________________________________________________________

Note 1.  Summary of significant accounting policies

        A summary of the significant accounting policies followed by Kollmorgen Corporation and its subsidiaries, (the "Company") is presented below. Certain reclassifications have been made to the prior years' financial statements to conform to 1998 classifications.

        Principles of Consolidation.   Except  as  discussed  in  Note  3,  the
consolidated financial statements include the accounts of the Company and all of its majority-owned subsidiaries. For those consolidated subsidiaries where Company ownership is less than 100%, the outside stockholders' interest is shown as "Minority interest". All significant intercompany balances and transactions have been eliminated in consolidation.

        Use of Estimates. The consolidated financial statements are prepared in conformity with generally accepted accounting principles and, accordingly, include amounts that are based on management's best estimates and judgments. Actual results could differ from those estimates. Certain significant estimates are disclosed throughout these consolidated financial statements.

        Cash and Cash Equivalents. Cash equivalents are stated at cost that approximates fair value. The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

        Recoverable Amounts on Long-Term Contracts. These represent revenues recognized on a percentage-of-completion basis net of progress billings.

        Inventories. Inventories are stated net of reserve at the lower of cost or market, principally using the first-in, first-out method. Progress payments received on contracts other than major long-term contracts are deducted from inventories.

        Property, Plant, and Equipment. Property, plant, and equipment are stated at cost less accumulated depreciation and include expenditures for major improvements which substantially increase their useful life. Repairs and maintenance are expensed as incurred. When assets are retired or otherwise disposed of, the assets and related allowances for depreciation and amortization are eliminated from the accounts and any resulting gain or loss is recognized as other income or expense.

        For financial reporting purposes, these assets are being depreciated on a straight-line basis over the estimated useful lives of the buildings (10 to 40 years) and the machinery and equipment (3 to 12 years). Leasehold improvements are depreciated over the lesser of their useful lives or the remaining period of the existing leases. For income tax purposes, depreciation is computed by using various accelerated methods and, in some cases, different useful lives than those used for financial reporting.

        Year 2000 Costs.   Costs of modifying computer software for Year 2000
compliance are expensed as they are incurred.

        Goodwill and Intangibles. Goodwill consists of amounts by which the cost of acquisitions exceeded the values assigned to net tangible and intangible assets. Intangible assets consist principally of patents and intangible assets purchased as part of acquisitions (Note 2). All of these assets are being amortized on a straight-line basis over periods ranging from 5 to 20 years.

        Impairment of Long-Lived Assets. The Company reviews long-lived assets for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Each impairment test is a comparison of the carrying value of the asset against the anticipated future cash flows from related operating activities. If an impairment is indicated, the asset is written down to its fair value.

        In 1998, the Company recorded a charge of $2.7 million for the impairment of assets. Of this amount $2.0 million related to the write-down of goodwill from its 1994 acquisition of the assets of Sperry Marine. Additionally, the Company increased its reserve for impaired real estate by $0.7 million to reflect its current assessment of the fair value of real estate held for sale.

        Foreign Currency Translation.  The functional currency for the majority
of the Company's foreign operations is each entity's local currency.   The
translation from the functional foreign currencies to U.S. dollars is performed for balance sheet accounts using the exchange rates in effect at the balance sheet date, and for revenue and expense accounts using an average exchange rate during the period. The gains or losses resulting from such translation are included in shareholders' equity. Gains or losses resulting from foreign currency transactions are included in other income.

        Revenue Recognition. Sales, other than revenues from major long-term contracts, are recorded based upon product shipment (or acceptance by the customer if earlier) or delivery of service. Major programs that are performed under long-term contracts are accounted for using the percentage-of-completion method. Revenues recognized under the percentage of completion method were $34.5 million, $31.6 million, and $31.7 million in 1998, 1997, and 1996, respectively. In most cases, the contracts provide for progress billings over the life of the program.

           Earnings Per Common Share. Earnings per common share ("EPS") is based on net income less the dividends, interest accretion and the premium paid on redeemable preferred stock (Note 8), divided by the weighted average number of common and dilutive common equivalent shares outstanding. Note 10 to the Consolidated Financial Statements contains a summary of the proforma effects to reported earnings per share for 1998, 1997 and 1996 if the Company had elected to recognize stock based compensation expense in accordance with Statement of Financial Accounting Standard No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation."

        Income Taxes. The Company accounts for income taxes under the liability method. Under this method, deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. A valuation allowance is required to offset any net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

        Postretirement Benefits Other Than Pensions. The Company has elected the delayed recognition method where the cost for employees hired prior to January 1, 1992 is amortized over 20 years.

        Fair Value of Financial Instruments. The method and assumptions used to estimate the fair value of each class of financial instrument for which it is practicable to estimate a value are as follows:

        Long-Term Debt:  Estimated based on its market price.

        Standby Letters of Credit: Based on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.

        Derivatives: Derivative financial instruments are used by the Company in the management of foreign currency exposures and are accounted for on an accrual basis. Gains and losses resulting from effective hedges of existing assets, liabilities, or firm commitments are deferred and recognized when the offsetting gains and losses are recognized on the related hedged items. The Company does not use hedging for speculative purposes. As of December 31, 1998 and 1997, the Company had no foreign exchange contracts outstanding.

        Change in Accounting Principle. On December 31, 1998, the Company adopted SOP 98-5, "Accounting for the Costs of Start-Up Activities" which requires all costs of start-up activities to be expensed as incurred. As a result, the Company recorded a charge of $438 thousand as a cumulative change in accounting principle. There was no tax benefit associated with the charge, which was reflected as a reduction of intangible assets.

Note 2.   Asset Acquisitions and Equity Investments

        On July 1, 1998, the Company acquired the assets of the Magnedyne division of Sierracin Corporation in a purchase transaction for $10.0 million in cash. The excess of the purchase price over the net assets acquired of $7.7 million has been classified as goodwill and is being amortized over fifteen years. The results of operations for Magnedyne are consolidated in the accompanying financial statements effective July 1, 1998. Magnedyne designs and builds brushless and brush-type torque motors and drives.

        In May 1995, the Company entered into an agreement to acquire for $0.6 million, a 10% equity interest in Servotronix Ltd. ("Servotronix"), a firm in Israel which designs and markets digital control systems for the motion control market. In 1996, the Company increased its equity interest in Servotronix to 25% with payments totaling $1.4 million. Effective April 2, 1997, the Company purchased the remaining shares of Servotronix for $6.4 million of cash and through the issuance of 257,522 shares of the Company's common stock.

        Effective June 10, 1997, the Company entered into a binding agreement to purchase all of the shares of Fritz A. Seidel Elektro-Automatik GmbH ("Seidel"), a designer and distributor of electronic motion control products located in Germany, for $9.4 million in cash. The results of operations for Seidel are consolidated in the accompanying financial statements effective July 1, 1997.

        In connection with the acquisitions of Servotronix and Seidel, the Company allocated the purchase price to the assets acquired, both tangible and intangible, and any excess of the purchase price over the assets acquired is classified as goodwill. Intangible assets acquired consist primarily of completed technology and trade names and are being amortized over a five to seven year period. Goodwill is being amortized over a fifteen- year period. A portion of the purchase price has been allocated to in-process research and development in the amount of $10.5 million, which was expensed as "Acquired research and development" in the second quarter of 1997. Also included in acquired research and development was a charge of approximately $0.9 million for technology acquired unrelated to the Servotronix and Seidel acquisitions.
Management believes that the technological feasibility of the in-process technology had not yet been established and the technology had no alternative future use.

        As a result of these acquisitions, in the fourth quarter of 1998 the Company reorganized its worldwide research and development organization. In connection with the reorganization to eliminate redundancies and improve the efficiency of its the development process, the Company took a pre-tax charge of $1.3 million. The charge was for severance costs that were substantially paid by the end of January 1999.

        On December 15, 1997, the Company commenced a tender offer ("Tender Offer") for 50.1% of the outstanding shares of Pacific Scientific Company ("Pacific") in cash with the remainder of the Pacific shares to be acquired through the issuance of the Company's common stock. On February 2, 1998, the Company terminated its offer to acquire Pacific after a significantly higher bid was accepted by the Pacific board of directors. Included in the accompanying financial statements are pre-tax charges of $1.3 million and $4.2 million representing the costs incurred in connection with the Tender Offer for 1998 and 1997, respectively.

Note 3.   Sale of Investment in Joint Venture

        Effective   December  31,  1996,  the  Company  completed  an  agreement
("Subscription Agreement") to combine its Macbeth division ("Macbeth") with the Color Control Systems business of Gretag AG ("Gretag"). The combined entity, GretagMacbeth, is owned by a Swiss holding company (the "Joint Venture") which was equally controlled by the Company and the shareholders of Gretag AG who owned 48% and 52% of the Joint Venture, respectively. Accordingly, the results of operations and statement of cash flows for the twelve months ended December 31, 1996 reflect the inclusion of Macbeth, and the consolidated balance sheet as of December 31, 1996 reflects the net asset value of Macbeth as investment in Joint Venture. The Company accounted for this transaction using the equity method until the sale of its investment in Joint Venture.

        In 1997, the Company sold its interest in the Joint Venture, receiving approximately $42 million in cash, and resulting in a gain of $24.3 million. The gain is net of $2 million in income taxes and the utilization of net operating losses and other tax credit carryforwards.

        For income tax purposes, the Company has elected to treat the transfer of the Macbeth assets into the Joint Venture as a taxable transaction in 1996. Accordingly, the Company has recognized a tax gain of the excess of the fair value of the Macbeth assets over their book value.

Note 4.  Intellectual Property Licensing

        In January 1998, the Company announced a major license agreement for its pioneering electronic motion control patents in the amount of $27.2 million, which, after legal and other expenses, resulted in pre-tax income of $21.2 million. In connection with its patent enforcement program, the Company has engaged counsel to continue enforcement of the Company's patent estate, and accordingly, has recorded a pre-tax charge of $6.8 million to cover legal expenses and other related costs. At December 31, 1998, the Company had incurred costs of $1.2 million in connection with its patent enforcement program.
Additionally, in 1998 the Company recognized $1.5 million in income in connection with its patent licensing and enforcement efforts.

Note 5.  Inventories

        At December 31, net inventories consist of the following:

                                           1998            1997
                                           ----            ----

            Raw materials             $  12,187        $ 12,640
            Work in process               8,073           8,871
            Finished goods                7,578           3,651
                                      ----------    ------------
                                       $ 27,838        $ 25,162
                                      ==========    ============

Note 6.  Property, Plant, and Equipment

        At December 31, property, plant, and equipment consist of the following:

                                                         1998            1997
                                                         ----            ----

            Land                                     $  1,270         $ 1,368
            Leasehold improvements                      1,155           1,027
            Buildings                                  25,787          25,671
            Machinery and equipment                    84,088          72,279
            Capital leases                                382             382
                                                   -----------    ------------
                                                      112,682         100,727
            Less accumulated depreciation
                and amortization                      (81,873)        (74,054)
                                                   -----------    ------------
                                                     $ 30,809        $ 26,673
                                                   ===========   =============

Note 7.   Debt


        At December 31, long-term debt consists of the following:


                                                                                       1998                1997
                                                                                       ----                ----
         8.75% convertible subordinated debentures due 2009                        $ 31,090            $ 32,840
         $50 million revolving credit facility                                            -               4,854
         $11 million revolving credit facility                                        6,051                   -
         Term loans, various rates, due through 2003                                  1,344                 572
         Capital lease obligations                                                       54                 125
                                                                              --------------       -------------
                                                                                     38,539              38,391
         Less current maturities                                                    (2,419)             (2,012)
                                                                              --------------       -------------
                                                                                  $ 36,120            $ 36,379
                                                                              ==============       =============

        The 8.75% convertible subordinated debentures are convertible at any time prior to maturity, unless previously redeemed, into 905,095 shares of common stock of the Company at a conversion price of $34.35 per share, subject to adjustment in certain events. The Company is required to make annual sinking fund payments sufficient to retire at least $1.75 million, but not more than $3.5 million principal amounts commencing May 1, 1994, and each year thereafter including May 1, 2008. The balance, if any, is due on May 1, 2009. At December 31, 1998, the market price of these debentures approximated carrying value.

        On September 30, 1997, the Company amended its borrowing facility with its lead bank to provide for a five year, $50 million unsecured revolving multicurrency credit facility bearing interest, at the Company's option, at the bank's prime rate plus 50 basis points or the Eurodollar rate plus a margin ranging from 75 to 175 basis points. At December 31, 1998, had the Company borrowed, the rate would have been 5.82%. The facility contains certain financial covenants that the Company must comply with including limits on capital spending, minimum cash flow requirements, minimum net worth, and other ratios relating to the amount of total debt that the Company may have as compared to the Company's net worth and earnings. The Company was in compliance with all covenants at December 31, 1998. At December 31, 1998, there were $1.2 million of standby letters of credit outstanding, and $48.8 million of availability under the facility.

        On May 13, 1998, the Company entered into an agreement with one of its syndicate banks to provide for an $11 million revolving credit facility for its French and German subsidiaries. This revolving credit facility has terms similar to the existing $50 million unsecured revolving multicurrency credit facility. At December 31, 1998, the Company's German subsidiary had $6.1 million outstanding at a rate of 4.10%.

        Term loans held by the Company had a weighted average interest rate of 4.40% at December 31, 1998.

        Long-term debt at December 31, 1998, matures as follows:

                                Date                  Maturities

                                1999                    $ 2,419
                                2000                      2,193
                                2001                      2,019
                                2002                      7,811
                                2003                      1,757
                                Thereafter               22,340
                                                         ------
                                                        $38,539
                                                        =======

        At December 31, 1998, the Company's foreign subsidiaries had $9.3 million outstanding and $4.6 million additional availability under lines of credit.

        The Company incurred $3.4 million, $4.7 million, and $5.8 million of interest expense on debt in 1998, 1997, and 1996, respectively.


Note 8.   Preferred Stock

        In March 1990, the Company sold 23,187.5 shares of a new issue of Series D convertible preferred stock (the "Preferred Stock") for $1,000 per share, or an aggregate of approximately $23.2 million, to a group of investors. The Preferred Stock had a cumulative dividend rate of 9.5 percent per year and was convertible into an aggregate of 1,717,591 shares of the Company's common stock, subject to antidilution provisions. On February 19, 1996, the Company redeemed all of the Preferred Stock. The redemption price included a 10% premium of $2.3 million plus unpaid dividends through the date of redemption. The Company borrowed $25 million in January 1996 to finance the redemption and the loan was repaid during 1997.

Note 9.   Common Stock, Additional Paid-in Capital, and Treasury Stock

        Pursuant to the By-Laws of the Company, directors who are not employees of the Company received an annual retainer of $24 thousand, $12 thousand, and $12 thousand in 1998, 1997 and 1996, respectively. Under the terms of the 1992 Stock Ownership Plan for Non-Employee Directors, each non-employee director receives at least 50% of his annual retainer in shares of the Company's common stock. The number of shares of common stock issued is based on the fair market value of such shares at the end of each quarterly period.

        The Company maintains a Shareholder Rights Plan which was amended and restated effective October 22, 1998 and which provides for one Preferred Stock Purchase Right ("Right") for each outstanding share of Common stock of the Company. Each Right entitles the registered holder, subject to the terms of a Rights Agreement, to purchase one one-thousandth of a share ("Unit") of Series B Preferred Stock, par value $1.00 per share ("Preferred Stock"), at a purchase price of $70 per Unit. The units of Preferred Stock are non-redeemable, voting, and are entitled to certain preferential dividend rights. The exercise price and the number of units issuable are subject to adjustment to antidilution provisions. The Rights are not exercisable until the earlier to occur of (i) 10 days following a public announcement (the date of such announcement being the "Stock Acquisition Date") that a person or group has acquired beneficial ownership of 20% or more of the then outstanding stock of the Company entitled to vote or (ii) a date determined by the Board of Directors following the commencement of a tender or exchange offer which would result in a party beneficially owning 20% or more of the shares of common stock of the Company. The Board of Directors of the Company may redeem the Rights at any time on or prior to the tenth day following the Stock Acquisition Date at a price of $0.01 per Right. Unless earlier redeemed, the Rights will expire on October 22, 2008.

        Common stock reserved for issuance at December 31, 1998 and 1997 were as follows: conversion of debentures - 905,095 and 956,041, respectively; and stock options and other awards - 1,814,139 and 1,418,699, respectively.

         As a result of the Company's losses in previous years, there was not a sufficient amount of retained earnings from which to pay dividends until the end of the second quarter of 1997. Accordingly, dividends paid on common stock prior to the date were charged to "Additional paid-in capital". For the remainder of 1997 and all of 1998, dividends were charged to "Retained earnings".

         Treasury stock is carried at average cost.

Note 10.    Stock Based Compensation Plans

         At December 31, 1998, the Company has five stock-based compensation plans. SFAS 123 requires that companies either recognize compensation expense for grants of stock, stock options, and other equity instruments based on fair value, or provide pro forma disclosure of net income and earnings per share in the notes to the financial statements. The Company adopted the disclosure provisions of SFAS 123 in 1996 and continues to apply Accounting Practices Bulletin ("APB") Opinion 25 and related interpretations in accounting for its employee stock-based compensation. Compensation expense for shares issued to directors of $80 thousand, $50 thousand, and $40 thousand was recognized for 1998, 1997, and 1996, respectively. Pro forma amounts are indicated below.

         The Company maintains three employee stock option plans under which grants have been made to officers and key employees. Additionally, the Company maintains a non-employee director ("NED") stock option plan that provides to each non-employee director, among other things, a one-time grant of a non-qualified stock option to purchase (i) 15,000 shares of common stock and
(ii) the right to acquire an additional option to purchase up to 10,000 shares if the non-employee director purchases a corresponding number of shares on the open market within ninety days after the grant. Generally, the options outstanding under the Company's stock plans: (a) are granted at market value of the stock on the date of grant, (b) vest ratably over a five year period for the employee plans and over a two year period for the NED plan and (c) expire ten years subsequent to award. At December 31, 1998 the Company currently has available 1,484,441 and 288,194 shares for issuance under the employee plans and the NED plan, respectively. A total of 459,000 and 4,614 options were granted in 1998 under the employee plans and the NED plan, respectively.

         On April 1, 1997, the Company approved a stock option plan for key employees of Servotronix in conjunction with the acquisition of that company (Note 2). Under this plan, 83,000 shares were authorized and granted in exchange for the surrender of rights to acquire Servotronix shares held by these employees. The options outstanding under this plan a) were granted at no cost, b) vest over a three year period, and c) expire ten years subsequent to award.

         A summary of the status of the Company's stock options as of December 31, 1998, 1997, and 1996 and changes during the year ended on those dates is presented below:

                                                         1998                      1997                     1996
                                                       Weighted                  Weighted                 Weighted
                                                        Average                  Average                    Average
                                            1998       Exercise       1997       Exercise       1996
                                                                                                          Exercise
                                           Shares        Price       Shares        Price       Shares        Price
                                         ------------  ----------  ------------ -----------  ----------- -----------

  Outstanding at January 1:                1,240,900      $ 9.45     1,263,700  $     8.93      986,950      $ 7.95

  Granted                                    463,614       17.94       124,269       17.54      400,500       10.91

  Granted to Servotronix employees                 -           -        83,000           -                        -
                                                                                                      -
  Exercised                                 (104,060)       4.42      (180,769)       7.34      (56,050)       6.39

  Canceled                                   (21,200)      12.22       (49,300)       8.42      (67,700)       8.38

                                         ------------              ------------              -----------

  Outstanding at December 31               1,579,254       12.18     1,240,900        9.26    1,263,700        8.93
                                         ============              ============              ===========

  Options exercisable at December 31         776,461        9.31       620,100        8.70      576,200        7.97
                                         ============              ============              ===========

  Options available for future grant         234,885                   177,799                  256,163
                                         ============             =============              ===========


         The fair value of each option granted during 1998, 1997 and 1996 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                                        1998               1997                1996
                                                                        ----               ----                ----

       Expected dividend yield                                          0.4%               0.8%                0.8%
       Expected stock price volatility                                 38.0%              32.0%               37.0%
       Risk-free interest rate                                          5.6%               5.8%                6.2%
       Expected life of options                                      6 years            6 years             5 years

         The  weighted  average fair value of options  granted  during the years
1998, 1997 and 1996 is $8.03, $6.94, and $4.23, respectively.

         The following table summarizes information about currently outstanding and exercisable stock options at December 31, 1998:

                              Number of           Weighted           Weighted         Number         Weighted
                               Options            Average             Average      Exercisable        Average
            Range of          Outstanding        Remaining           Exercise           at           Exercise
        Exercise Prices      at 12/31/98      Contractual Life         Price         12/31/98          Price

       $       0 - 8.375      484,054              3.6 years         $    7.28        435,161        $ 7.99
           8.625 - 11.625     399,000              7.4 years              9.99        218,800         10.03
          11.750 - 17.750     397,300              8.6 years             15.76        113,850         12.29
       $  18.125 - 20.938     298,900              9.1 years             18.30          8,650         18.67
                              -------                                                 -------
                            1,579,254              6.9 years         $   12.18        776,461        $ 9.31
                            =========                                                 =======




         If compensation costs for the Company's 1998, 1997, and 1996 grants for stock-based compensation plans had been determined in accordance with the fair value method described by SFAS 123, the Company's net income and net income per share for these years would approximate the pro forma amounts below:

                                               1998                           1997                           1996
                                   -----------------------------  -----------------------------   ----------------------------
                                  As Reported     Pro Forma       As Reported    Pro Forma       As Reported    Pro Forma
                                 -------------  -------------   -------------- -------------    ------------- -------------

Net income                           $ 14,307       $ 13,139         $ 19,720      $ 19,088          $ 8,904      $  8,612
Earnings per common share:
  Basic                               $  1.42        $  1.30          $  2.00       $  1.93          $  0.89      $   0.86
  Diluted                             $  1.36        $  1.25          $  1.90       $  1.84          $  0.86      $   0.83


         The effect of applying SFAS 123 in this pro forma disclosure is not indicative of future compensation expense amounts, as SFAS 123 does not apply to awards prior to 1995, and additional awards in future years are anticipated.

Note 11.  Earnings Per Share

Basic earnings per share excludes the dilutive effect of common equivalent securities and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. A reconciliation between basic EPS and diluted EPS is as follows:

                                                                         1998            1997          1996
                                                                         ----            ----          ----
       Income before change in accounting principle                   $14,745         $19,720       $ 8,904
       Cumulative effect of change in accounting principle              (438)               -             -
                                                                --------------  -------------- -------------
       Net income                                                      14,307          19,720         8,904
       Less: preferred stock dividends and accretion of
         preferred stock discount                                           -               -         (285)
                                                                --------------  -------------- -------------
       Net income available to common shareholders                    $14,307         $19,720       $ 8,619
                                                                ==============  ============== =============
       Shares used in net income per share - basic                     10,082           9,876         9,732
       Effect of dilutive securities: Stock options                       424             488           310
                                                                --------------  -------------- -------------
       Shares used in net income per share - diluted                   10,506          10,364        10,042
                                                                ==============  ============== =============
       Income per share before change in accounting
          principle - basic                                            $ 1.46          $ 2.00        $ 0.89
       Income per share before change in accounting
          principle - diluted                                          $ 1.40          $ 1.90        $ 0.86

       Net income per share - basic                                    $ 1.42          $ 2.00        $ 0.89
       Net income per share - diluted                                  $ 1.36          $ 1.90        $ 0.86

         During 1998, options to purchase 91,393 shares of common stock with exercise prices ranging from $18.44 to $20.94 per share and with expiration dates ranging up to May 12, 2008 were outstanding, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. Also, 905,095 common equivalent shares of the convertible subordinated debentures were not included in the diluted EPS calculation as a result of their antidilutive effect.

         During 1997, options to purchase 103,500 shares of common stock with exercise prices ranging from $17.31 to $18.69 per share and with expiration dates ranging up to December 16, 2007 were outstanding, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. Also, 956,041 common equivalent shares of the convertible subordinated debentures were not included in the diluted EPS calculation as a result of their antidilutive effect.

         During 1996, options to purchase 126,200 shares of common stock with exercise prices ranging from $12.00 to $16.88 per share and with expiration dates ranging up to May 15, 2006 were outstanding, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. Also, 1,086,987 common equivalent shares of the convertible subordinated debentures were not included in the diluted EPS calculation as a result of their antidilutive effect.

Note 12.   Taxes on income

The components of income (loss) before income taxes, joint venture, and minority interest were as follows:

                               1998            1997            1996
                               ----            ----            ----

     Domestic               $22,393         $ 5,751          $9,436
     Foreign                  2,508          (9,168)         (1,046)
                           --------        --------          -------
     Total                  $24,901         $(3,417)         $8,390
                           ========        ========          =======


        Statement of Financial Accounting Standard No.109 ("SFAS 109"), "Accounting for Income Taxes", requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

        As required by SFAS 109, management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Management has evaluated the components of its deferred tax assets, the anticipated taxable income of the Company, and concluded that, in accordance with applicable accounting standards, it is more likely than not that these assets will be realized.

        For income tax purposes the Company treated the transfer of the Macbeth assets into the Joint Venture as a taxable transaction in 1996. Accordingly, the Company recorded a tax gain on the excess of the fair value of the Macbeth assets over its net tax value.

        The valuation allowance decrease in 1997 and 1996 resulted from the utilization of net operating loss and tax credit carryforwards, current income from operations and the tax gain from the formation of the Joint Venture. The 1998 valuation allowance decrease resulted from the utilization of certain foreign tax loss carryforwards. The current foreign tax provision consists of the foreign withholding taxes paid by the Company in connection with the license agreement more fully explained in Note 4.

        The provision (benefit) for income taxes consists of the following:

                                          1998             1997            1996
                                          ----             ----            ----
       Current provision:
               U.S. federal           $  9,314         $  4,705        $  1,543
               Foreign                   2,720                -               -
               State                     2,055            2,207             185
                                     ---------        ---------       ---------
                                        14,089            6,912           1,728
       Deferred (benefit):
               U.S. federal             (3,345)          (2,980)         (1,487)
               Foreign                       -                -               -
               State                      (659)          (1,094)           (241)
                                     ----------       ----------      ----------
                                        (4,004)          (4,074)         (1,728)
                                     ----------       ----------      ----------
       Total provision                $ 10,085         $  2,838    $          -
                                     ==========       ==========   =============


        The U.S. effective income tax rate from operations is different from the U.S. federal statutory rates for the following reasons:


                                                                                               1998            1997
                                                                                               ----            ----
       Income tax provision (benefit) at U.S. federal
          statutory rates                                                                   $ 8,716       $ (1,196)
       Foreign taxes withheld                                                                 1,768              -
       Tender offer costs                                                                         -            550
       Write-off of acquired research and development                                             -          3,098
       Benefit of net operating loss
          carryforwards and tax credits                                                           -           (600)
       Unutilized foreign net operating losses                                                    -            549
       Reduction of valuation allowance                                                        (292)             -
       Foreign tax rate variances                                                              (792)          (129)
       State income taxes net of federal benefit                                               908            400
       Other                                                                                   (223)           166
                                                                                      --------------   -------------
                                                                                           $ 10,085        $ 2,838

                                                                                      ==============   =============

The deferred tax assets and liabilities are comprised of the following:

                                                                                               1998            1997
                                                                                               ----            ----


       Bad debt reserve                                                                       $  151          $  153
       Employee benefit reserves                                                               3,766           2,928
       Reserve for net realizable value of real estate                                           881              62
       Patent defense accrual                                                                  2,457               -
       Depreciation                                                                           (1,455)         (1,372)
       Federal tax credits                                                                         -           1,024
       Foreign losses                                                                              -             292
       Other                                                                                   4,006           3,007

                                                                                      --------------   -------------
                                                                                               9,806           6,094
       Valuation allowance                                                                        -             (292)
                                                                                      ==============   =============
       Net deferred tax asset                                                                 $9,806          $5,802

                                                                                      ==============   =============

 Note 13.   Operating Leases

        The Company leases certain of its facilities and equipment under operating lease arrangements. Such arrangements generally include fair market value renewal and/or purchase options.

        Rent expense for operating leases amounted to $2.7 million, $2.5 million, and $2.2 million in 1998, 1997 and 1996, respectively. Future minimum rental payments required under non-cancelable operating leases having a lease term in excess of one year at December 31, 1998 are as follows:

                                        Operating
                                         Leases
       1999                             $  2,939
       2000                                2,868
       2001                                2,640
       2002                                1,312
       2003                                  959
       Thereafter                          4,277
                                        ----------
       Total minimum lease payments    $  14,995
                                        ===========

Note 14.   Commitments and Contingencies

        The Company has various lawsuits, claims, commitments and contingent liabilities including environmental matters arising from the ordinary conduct of its existing businesses; however, they are not expected to have a material adverse effect on its consolidated financial position and cash flows.

        In doing business with the U.S. Government, the Company is subject to routine audits and, in certain circumstances, to inquiry, review, or investigation by the U.S. Government Agencies relating to the Company's compliance with Government Procurement policies and practices. The Company's policy is to conduct its activities in compliance with all applicable rules and regulations.

Note 15.  Pension plans and postretirement benefits

Pension Plans:

        The Company maintains two non-contributory qualified defined benefit pension plans (the "Plans") covering substantially all domestic employees. Due to full funding, the Plans currently have no required contributions by the Company.

        The net periodic pension cost for the years 1998, 1997 and 1996 includes the following components:

                                                                         1998           1997           1996

                                                                         ----           ----           ----
       Service cost                                                 $   2,337       $  2,085       $  2,499
       Interest cost                                                    3,174          3,542          3,633
       Expected return on plan assets                                  (7,007)        (6,218)        (5,806)
       Amortization of:
          Transition obligation                                          (538)          (545)          (572)
          Prior service cost                                              160            146            157
          Actuarial gain                                                 (555)           (28)             -
                                                                --------------  -------------  -------------

       Net periodic pension credit                                  $  (2,429)      $ (1,018)        $  (89)
                                                                ==============  =============  =============


        The assumptions used in determining the net periodic pension credit included discount rates of 6.5%, 7.0%, and 6.5% in 1998, 1997 and 1996, respectively, an expected investment return of 10% and compensation increases of 5% for the years ending 1998, 1997, and 1996.

        The assumptions used in determining the end of year benefit obligations included discount rates of 6.25% for 1998 and 6.5% for 1997, and compensation increases of 5% per year. The Plans' funded status, together with the amounts recognized in the Company's balance sheet at December 31 are as follows:


                                                                          1998              1997
                                                                          ----              ----
       Change in benefit obligations:
            Benefit obligation at beginning of year                    $54,575           $51,729
            Service cost                                                 2,337             2,085
            Interest cost                                                3,174             3,542
            Amendments                                                     223                 -
            Actuarial (gain)/loss                                       (3,766)            7,054
            Settlement                                                       -            (3,192)
            Curtailment                                                      -            (1,652)
            Special termination benefit                                      -               240
            Benefits paid                                               (2,328)           (5,231)
                                                                 --------------    --------------
            Benefit obligation at end of year                           54,215            54,575

       Change in plan assets:
           Fair value of plan assets at beginning of year               70,340            63,879
           Actual return on plan assets                                  5,378            11,693
           Benefits paid                                                (2,329)           (5,232)
                                                                 --------------    --------------
           Fair value of plan assets at end of year                     73,389            70,340

           Funded status                                                19,174            15,765
           Unrecognized actuarial gain                                  (8,989)           (7,408)
           Unrecognized portion of net obligation at transition         (3,375)           (3,914)
           Unrecognized prior service cost                               1,417             1,355
                                                                 --------------    --------------
           Net amount recognized                                         8,227             5,798

       Amounts recognized in the Statement of Financial Position consist of:
           Prepaid benefit cost                                          8,227             5,798
           Accrued benefit liability                                         -                 -
                                                                 --------------    --------------
           Net amount recognized                                       $ 8,227           $ 5,798

        The Salaried Employees' Retirement Plan provides that in the event of a termination of that plan following a change in control of the Company, any assets of that plan remaining after provision is made for all benefits thereunder will be employed to supplement such benefits.

        The Company also maintains a Supplemental Retirement Income Plan ("SERP") for former key employees. The Company has accrued an actuarially determined liability of $3.7 million and $3.6 million at December 31, 1998 and 1997, respectively, in anticipation of the future payment of such benefits to seven former employees who were designated as eligible by the Company's board of directors for participation in the SERP program. The Company incurred a pension expense of $0.3 million in 1998 and 1997 for the SERP.

        The Company has a voluntary 401(k) savings and investment plan designed to enhance the existing retirement program covering eligible domestic employees. In 1998 and 1997, the Company matched 50% of each participant's contributions, up to a maximum contribution of 2% of base salary. Company annual contributions to this plan were $0.7 million in 1998, 1997, and 1996.

        In 1997, employees of Macbeth became employees of the Joint Venture as described in Note 3. This was accounted for as a curtailment and a settlement under Statement of Financial Accounting Standard No. 88, "Employers' Accounting for Settlement and Curtailments of Defined Benefit Pension Plans and for Termination Benefits". The Plan's funded status in 1997 reflects a curtailment gain of $1.2 million, a settlement gain of $0.5 million, and a special termination benefit loss of $0.2 million due to the Joint Venture.

Postretirement Benefits:
        The Company maintains a postretirement medical benefits plan covering substantially all domestic employees hired prior to January 1, 1992.

        Net periodic postretirement benefit cost for 1998, 1997, and 1996 includes the following components:

                                                                            1998           1997            1996
                                                                            ----           ----            ----

       Service cost                                                      $   266        $   213         $   168
       Interest cost                                                         263            382             423
       Amortization of:
         Transition obligation                                                30            252             278
         Actuarial loss                                                        -              -               9
                                                                    -------------  -------------   -------------

       Net periodic postretirement benefit cost                          $   559        $   847         $   878
                                                                    =============  =============   =============


        The Company's postretirement benefit plans are unfunded.

        During 1998, the Company elected to change the vesting method used to determine eligibility for post-retirement medical insurance benefits, resulting in a curtailment charge of $1.6 million.

        For measurement purposes, a 9.2% annual rate of increase in the per capita cost of covered medical benefits was assumed for 1998; the rate was assumed to decrease to 5.5% for 2000 and remain at that level thereafter.

        The assumptions used in determining the net periodic postretirement benefit cost included discount rates of 6.5%, 7.0%, and 6.5%, for 1998, 1997, and 1996, respectively.

        The weighted average discount rates used in determining the end of year accumulated postretirement benefit obligation are 6.25% and 6.5% as of December 31, 1998 and 1997, respectively.

         Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effect on the Postretirement Medical Benefit Progam:

                                                                  One-Percentage   One-Percentage
                                                                  Point Decrease   Point Increase
                                                                 ----------------- ----------------
           Effect on total of service and interest cost                 $  (21)            $  21
             components
           Effect on postretirement benefit obligation                    (157)              157

        The Plans' funded status together with the amounts recognized in the Company's balance sheet at December 31 is as follows:

                                                                          1998              1997
                                                                          ----              ----
       Change in benefit obligations:
            Benefit obligation at beginning of year                    $ 5,939           $ 6,536
            Service cost                                                   266               213
            Interest cost                                                  263               382
            Amendments                                                  (1,643)                -
            Actuarial gain                                                 (18)             (117)
            Curtailment                                                      -              (680)
            Benefits paid                                                 (388)             (395)
                                                                 --------------    --------------
            Benefit obligation at end of year                            4,419             5,939

       Change in plan assets:
           Fair value of plan assets at beginning of year                    -                 -
           Employer contributions                                          388               394
           Benefits paid                                                  (388)             (394)
                                                                 --------------    --------------
           Fair value of plan assets at end of year                          -                 -

           Funded status                                                (4,419)           (5,939)
           Unrecognized actuarial loss                                     214               233
           Unrecognized portion of net obligation at transition            420             3,717
                                                                 --------------    --------------
           Net amount recognized                                        (3,785)           (1,989)

       Amounts recognized in the Statement of Financial Position consist of:
           Prepaid benefit cost                                              -                 -
           Accrued benefit liability                                    (3,785)           (1,989)
                                                                 --------------    --------------
           Net amount recognized                                      $ (3,785)          $(1,989)


Note 16.  Geographic and industry information

        The effect of the Company's foreign operations upon the consolidated financial statements are summarized as follows:

                                              1998                     1997                    1996

                                              ----                     ----                    ----
     Net Sales

       North America                     $ 189,003                 $179,524                $190,776
       Europe                               55,983                   44,733                  48,806
       Other                                18,248                   12,759                     440
       Eliminations                        (19,295)                 (14,770)                 (9,598)
                                 ------------------          ---------------       -----------------
                                         $ 243,939                 $222,246                $230,424
                                 ==================          ===============       =================

     Net Income

       North America                      $ 11,967               $   30,304                 $ 9,416
       Europe                                2,215                     (410)                    (55)
       Other                                   126                   (8,536)                   (536)
       Eliminations                            (1)                   (1,638)                      79
                                 ------------------          ---------------       -----------------
                                          $ 14,307                 $ 19,720                 $ 8,904
                                 ==================          ===============       =================

     Identifiable Assets

       North America                     $ 125,106                 $ 97,211               $ 105,445
       Europe                               46,252                   44,306                  33,288
       Other                                15,190                   13,914                   4,223
       Eliminations                        (17,914)                  (9,987)                 (1,626)
                                 ------------------          ---------------       ----------------
                                         $ 168,634                $ 145,444              $ 141,330
                                 ==================          ===============       =================

        The Company's principal foreign facilities are in France, Germany, India, Israel, and Vietnam. The sales eliminations are transfers at prevailing wholesale selling prices. The Company has no other significant foreign operations.

        In addition to foreign operations, export sales amounted to $26.4 million in 1998, $21.0 million in 1997, and $39.7 million in 1996. Sales to the U.S. Government or for U.S. Government end-use amounted to $50.8 million, $47.8 million and $41.3 million in 1998, 1997 and 1996, respectively.

        The Company has maintained its focus on high performance motion control, and the Company in late 1997 reorganized its business around two market channels, Industrial and Commercial, and Aerospace and Defense. Information provided for 1997 and 1996 has been prepared as if the reorganization around these two market segments had occurred at the beginning of each year.

        The following table includes certain financial information relating to each of the Company's segments in the last three fiscal years:

                                                       Industrial      Aerospace                    Special
                                                          and             and       Corporate,     Items and
                                                       Commercial       Defense      Interest     Businesses
                                                         Group           Group       and Other     Sold (1)        Total

                                                      -------------  -------------- ------------  ------------   -----------
       1998
       ----
       Bookings                                            $135,492       $106,289     $      -       $     -      $241,781
       Sales                                                135,715        108,224            -             -       243,939
       Profit (loss) before tax                              10,202         13,598       (6,376)         7,477       24,901
       Assets                                                74,017         68,986       25,630             -       168,633
       Capital additions                                      4,456          4,649          554             -         9,659

       1997
       ----
       Bookings                                            $117,447       $104,583     $      -       $     -      $222,030
       Sales                                                120,244        102,002            -             -       222,246
       Profit (loss) before tax                              10,193         10,548       (8,432)      (15,726)       (3,417)
       Assets                                                56,517         67,716       21,211             -       145,444
       Capital additions                                      2,816          3,348           52             -         6,216

       1996
       ----
       Bookings                                            $ 91,717       $ 90,513     $      -       $33,622      $215,852
       Sales                                                 90,222        107,167            -        33,035       230,424
       Profit (loss) before tax                               6,101         11,014      (11,017)        2,292         8,390
       Assets                                                42,240         71,814       27,276             -       141,330
       Capital additions                                      1,030          3,487           25           306         4,848


(1) Excludes the impact of the "Special Items" and "Businesses Sold" more fully described in Management's Discussion and Analysis of Financial Condition and Results of Operations and in the notes to the financial statements.

Note 17.   Quarterly Results of Operations (Unaudited)

                                                                                     Quarter
       1998                                                      First         Second        Third         Fourth
       --------------------------------------------------------------------------------------------------------------

       Net sales                                                  $ 56,793      $ 60,340      $ 61,891      $ 64,915
       Gross profit                                                 17,127        18,952        19,481        20,878
       Impairment of goodwill and assets held for sale               2,733             -             -             -
       Tender offer costs                                            1,273             -             -             -
       Intellectual property license, net of expenses               21,217             -             -             -
       Reorganization of research and development
         organization                                                    -             -             -         1,310
       Net income before change in accounting principle              5,560         2,279         3,118         3,788
       Cumulative effect of change in accounting principle               -             -             -           438
       Net income                                                    5,560         2,279         3,118         3,350
       Earnings per common share before cumulative effect
        of change in accounting principle:
        Basic                                                     $   0.55      $   0.23      $   0.31      $   0.37
        Diluted                                                   $   0.52      $   0.21      $   0.30      $   0.36
       Earnings per common share:
        Basic                                                     $   0.55      $   0.23      $   0.31      $   0.33
        Diluted                                                   $   0.52      $   0.21      $   0.30      $   0.32






                                                                                     Quarter
       1997                                                      First         Second        Third         Fourth
       --------------------------------------------------------------------------------------------------------------

       Net sales                                                  $ 50,587      $ 55,757      $ 56,710      $ 59,192
       Gross profit                                                 15,513        17,600        17,066        19,791
       Acquired research and development                                 -        11,391             -             -
       Tender offer costs                                                -             -             -         4,176
       Gain on sale of investment in joint venture,
       net of income taxes                                               -        24,321             -             -
       Net income                                                    2,010        15,459         2,067           184
       Earnings per common share:
        Basic                                                       $ 0.21        $ 1.58        $ 0.21        $ 0.02
        Diluted                                                     $ 0.20        $ 1.52        $ 0.20        $ 0.02







                          EXHIBIT INDEX


                                                         Page in this
Exhibit No.           Description of Exhibit             Form 10-K


   3(a)     Restated Certificate of Incorporation,             N/A
            as amended, incorporated by reference
            to Exhibit 3(i) to Form 10-Q filed on
            November 13, 1998.

   3(b)     Restated and Amended By-Laws incorporated          N/A
            by Reference to Exhibit 3 to Form 10-Q
            filed on August 13, 1998.

   4(a)     Indenture  dated as of May 1,  1984,  with         N/A
            respect  to  8-3/4% Convertible Subordinated
            Debentures  Due  2009  incorporated  by
            reference  to  Exhibit  4 to  Registration
            Statement  on  Form  S-3 (2-90655).

   4(b)     Amended and Restated  Rights  Agreement  dated     N/A
            as of October 22, 1998, between the Company and BankBoston, N.A., as Rights Agent, incorporated by reference to Exhibit 4 to Form 8-K filed on November 4, 1998.

  10(a)     Fifth Amended and Restated Multicurrency           N/A
            Credit Agreement dated as of September 30,
            1997, among Kollmorgen Corporation, BankBoston,
            N.A., Certain Other  Financial Institutions
            Listed on Schedule 1, and BankBoston, N.A., as Agent, incorporated by reference to
            Exhibit 10A of the Form 10-Q filed on
            November 14, 1997.

  10(b)     Form of Limited Guaranty given by the Company
            to secure ABN AMRO's credit facility of up to
            $11,000,000 million provided to the Company's
            wholly owned subsidiaries in France and
            Germany.                                            50

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

  10(e)     1998 Management Stock Incentive Plan               N/A
            incorporated by reference to Exhibit A of the Company's Proxy Statement dated
            April 3, 1998, for the Annual Meeting of
            Shareholders held on May 13, 1998.

                                                          Page in this
Exhibit No.           Description of Exhibit              Form 10-K

  10(f)   Form of Retention Agreement,  as amended,            N/A
          entered into between the Company and Messrs.
          Argov, Cobuzzi, Desmond, Eder and Jones, dated March 17, 1998, and incorporated by Reference to Exhibit 10 of the Form 10-K filed for the year ended December 31, 1997.

  10(g)   Kollmorgen Deferred Compensation Plan                N/A
          incorporated by reference to Exhibit 10B of the Form 10-Q filed on or about
          November 14, 1997.

  10(h)   Form of 1991, 1992, and 1993 Non-Qualified           N/A
          Stock Option Agreement under the Long-Term
          Incentive Plan and/or Kollmorgen Stock
          Option Plan for Gideon Argov, Robert J.
          Cobuzzi and James A. Eder. Each agreement is identical except for the number of shares and the date of grant. Said agreement is incorporated by reference to Exhibit 10(j) to the Annual Report on Form 10-K of the Company for the year ended December 31, 1991.

  10(i)   Form of 1995 and 1996, Incentive Stock               N/A
          Option Agreement under the Long-Term
          Incentive Plan for Gideon Argov, Robert J.
          Cobuzzi, Daniel F. Desmond, James A. Eder, and Keith D. Jones. Each agreement is identical except for the number of shares and the date of grant. Said Agreement is incorporated by reference to Exhibit 10(g) to the Annual Report on Form 10-K of the Company for the year ended December 31, 1995.

  10(j)   Form of 1998 Non-Qualified Stock Option Agreement    53
          under the 1998 Management Stock Incentive
          Plan for Gideon Argov, Robert J. Cobuzzi,
          Daniel F. Desmond, James A. Eder and Keith
          Jones. Each agreement is identical except for the number of shares and the date of grant.

  10(k)   Form of 1999 Restricted Stock Units                  61
          Subscription Agreement for Gideon Argov,
          Robert J. Cobuzzi, Daniel F. Desmond, James
          A. Eder and Keith Jones. Each agreement is identical except for the number of shares of restricted stock units.

                                                          Page in this
Exhibit No.           Description of Exhibit              Form 10-K

  10(l)   Kollmorgen 1992 Stock Ownership Plan for            N/A
          Non-Employee Directors, as amended,
          incorporated by reference to Exhibit B
          of the Company's Proxy Statement dated
          April 5, 1996, for the Annual Meeting
          of Shareholders held on May 8, 1996.

  10(m)   Form of Non-Qualified Stock Option Agreement        N/A
          for the grant of 15,000 options between each non-employee director and the Company pursuant to the Kollmorgen 1992 Stock Ownership Plan for Non-Employee Directors, as amended, incorporated by reference to Exhibit 10(i) to the Annual Report on Form 10-K of the Company for the year ended December 31, 1996.

  10(n)   Kollmorgen 1999 Corporate Incentive Plan            65
          for Corporate Officers and other key
          corporate employees.

  10(o)   Letter employment agreement dated May 21,           N/A
          1991, for Gideon Argov. Said Agreement is incorporated by reference to Exhibit 10(c) to the Annual Report on Form 10-K of the Company for the year ended December 31, 1991.

  10(p)   Letter employment agreement dated July 1, 1991      N/A
          for Robert J. Cobuzzi. Said Agreement is incorporated by reference to Exhibit 10(c) to the Annual Report on Form 10-K of the Company for the year ended December 31, 1991.

  10(q)   Form of severance agreement for George P.           N/A
          Stephan. Said agreement is incorporated by reference to Exhibit 10(i) to the Annual Report on Form 10-K of the Company for the year ended
          December 31, 1989.

  10(r)   Form of Indemnification Agreement for each          N/A
          of the Company's executive officers, directors and director emeritus. Each agreement is identical to this exhibit except for the name and title of each individual. Said agreement is incorporated by reference to Exhibit 10(f) to the Annual Report on Form 10-K of the Company for the year ended December 31, 1987.

  10(s)   Supplemental Retirement Income Plan for key         N/A
          executives incorporated  by reference to Exhibit
          10(n) to the Annual Report on Form 10-K of the Company for the year ended December 31, 1990.

  10(t)   Master Equipment Lease Agreement dated as of        N/A
          April 19,  1996, between Provident Commercial
          Group, Inc. and Kollmorgen  Corporation
          incorporated by reference to Exhibit 10 to Form 10-Q filed on or about November 12, 1996.

                                                          Page in this
Exhibit No.           Description of Exhibit              Form 10-K

   21      Subsidiaries of the Company                        66

   23      Consent of Independent Accountants -               67
           PricewaterhouseCoopers LLP

   24      Powers of Attorney                                 68

   27      Financial Data Schedule                            75

                                                                 EXHIBIT 10(b)

                           LIMITED CORPORATE GUARANTY

                               ABN AMRO Bank N.V.
                             One Post Office Square
                                Boston, MA 02109

         THIS GUARANTY (the "Guaranty") dated as of May 13, 1998 is executed in favor of ABN AMRO BANK N.V., Boston Branch (the "Bank") and any of its offices, subsidiaries or affiliates.

                               W I T N E S S E T H:

         WHEREAS, the Bank may from time to time make loans and other financial accommodations to PMI Motion Technologies GmbH Fur Servoantribssysteme (the "Company"); and

         WHEREAS, the undersigned is willing to guaranty the Liabilities (as defined below) as hereinafter set forth;

         NOW, THEREFORE, for good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the undersigned hereby unconditionally and irrevocably, as primary obligor and not merely as surety, guarantees the full and prompt payment when due, whether by acceleration or otherwise, and at all times thereafter, of all obligations of the Company to the Bank (including principal, interest and charges). All such obligations being herein collectively called the "Liabilities". The Guarantor's liability hereunder in respect of principal shall not exceed at any one time the aggregate sum of the equivalent of

         US$7,000,000 (Seven Million U.S. Dollars)

(maximum principal amount guaranteed)

         The undersigned agrees that, in the event of the dissolution or insolvency of the Company or the undersigned, or the inability or failure of the Company or the undersigned to pay debts as they become due, or an assignment by the Company or the undersigned for the benefit of creditors, and if such event shall occur at a time when any of the Liabilities may not then be due and payable, the undersigned will pay to the Bank forthwith the full amount which would be payable hereunder by the undersigned if all Liabilities were then due and payable.

         This Guaranty shall in all respects be a continuing, irrevocable, absolute and unconditional guaranty, and shall remain in full force and effect (notwithstanding, without limitation, the dissolution of the undersigned or that at any time or from time to time no Liabilities are outstanding) until all commitments to create Liabilities have terminated and all Liabilities have been paid in full.

         The undersigned further agrees that if at any time all or any part of any payment theretofore applied by the Bank to any of the Liabilities is or must be rescinded or returned by the Bank for any reason whatsoever (including the insolvency, bankruptcy or reorganization of the Company or the undersigned), such Liabilities shall, for the purposes of this Guaranty, to the extent that such payment is or must be rescinded or returned, be deemed to have continued in existence, notwithstanding such application by the Bank, and this Guaranty shall continue to be effective or be reinstated, as the case may be, as to such Liabilities, all as though such application by the Bank had not been made.

         The Bank may, from time to time, at its sole discretion and without notice to the undersigned, take any or all of the following actions: (a) retain or obtain the primary or secondary obligation of any obligor or obligors, in addition to the undersigned, with respect to any of the Liabilities, (b) extend or renew any of the Liabilities for one or more periods (whether or not longer than the original period), alter or exchange any of the Liabilities, or release or compromise any obligation of the undersigned hereunder or any obligation of any nature of any other obligor with respect to any of the Liabilities, and (c) resort to the undersigned for payment of any of the Liabilities when due, whether or not the Bank shall have resorted to any obligation hereunder or shall have proceeded against any other obligor primarily or secondarily obligated with respect to any of the Liabilities.

         The undersigned hereby expressly waives: (a) notice of the acceptance by the Bank of this Guaranty, (b) notice of the existence or creation or non-payment of all or any of the Liabilities, (c) presentment, demand, notice of dishonor, protest, and all other notices whatsoever, and (d) all diligence in collection or protection of or realization upon any Liabilities or any security for or guaranty of any Liabilities.

         Notwithstanding any payment made by or for the account of the undersigned pursuant to this Guaranty, the undersigned shall not be subrogated to any right of the Bank until such time as the Bank shall have received final payment in cash of the full amount of all Liabilities.

         The undersigned further agrees to pay all expenses (including the reasonable attorneys' fees and charges) paid or incurred by the Bank in endeavoring to collect the Liabilities, or any part thereof, and in enforcing this Guaranty against the undersigned.

         The creation or existence from time to time of additional Liabilities to the Bank is hereby authorized, without notice to the undersigned, and shall in no way affect or impair the rights of the Bank or the obligations of the undersigned under this Guaranty, including the undersigned's guaranty of such additional Liabilities.

         The Bank may from time to time with notice to the undersigned, assign or transfer any or all of the Liabilities or any interest therein. Notwithstanding any such assignment or transfer or any subsequent assignment or transfer thereof, such Liabilities shall be and remain Liabilities for the purposes of this Guaranty, and each and every immediate and successive assignee or transferee of any of the Liabilities or of any interest therein shall, to the extent of the interest of such assignee or transferee in the Liabilities, be entitled to the benefits of this Guaranty to the same extent as if such assignee or transferee were the Bank.

         No delay on the part of the Bank in the exercise of any right or remedy shall operate as a waiver thereof, and no single or partial exercise by the Bank of any right or remedy shall preclude other or further exercise thereof or the exercise of any other right or remedy; nor shall any modification or waiver of any provision of this Guaranty be binding upon the Bank, except as expressly set forth in a writing duly signed and delivered by the Bank. No action of the Bank permitted hereunder shall in any way affect or impair the rights of the Bank or the obligations of the undersigned under this Guaranty. For purposes of this Guaranty, Liabilities shall include all obligations of the Company to the Bank, notwithstanding any right or power of the Company or anyone else to assert any claim or defense as to the invalidity or lack of enforceability of any such obligation, and no such claim or defense shall affect or impair the obligations of the undersigned hereunder.

         This Guaranty shall be binding upon the undersigned and the successors and assigns of the undersigned. To the extent that the Company or the undersigned is a partnership or a corporation, all references herein to the Company and to the undersigned, respectively, shall be deemed to include any successor or successors, whether immediate or remote, to such partnership or corporation.

         This Guaranty shall be governed by and construed in accordance with and governed by the laws of the State of New York applicable to contracts made and to be fully performed in such State. Wherever possible, each provision of this Guaranty shall be interpreted in such manner as to be effective and valid under applicable law, but if any provision of this Guaranty shall be prohibited by or invalid under such law, such provision shall be ineffective to the extent of such prohibition or invalidity, without invalidating the remainder of such provision or the remaining provisions of this Guaranty.

         This Guaranty may be executed in any number of counterparts and by the different parties hereto on separate counterparts, and each such counterpart shall be deemed to be an original but all such counterparts shall together constitute one and the same Guaranty.

         ANY LITIGATION BASED HEREON, OR ARISING OUT OF, UNDER OR IN CONNECTION WITH THIS GUARANTY, SHALL BE BROUGHT AND MAINTAINED EXCLUSIVELY IN THE COURTS OF THE STATE OF NEW YORK OR IN THE UNITED STATES DISTRICT COURT FOR THE SOUTHERN DISTRICT OF NEW YORK; PROVIDED, HOWEVER, THAT ANY SUIT SEEKING ENFORCEMENT AGAINST ANY COLLATERAL OR OTHER PROPERTY MAY BE BROUGHT, AT THE BANK'S OPTION, IN THE COURTS OF ANY JURISDICTION WHERE SUCH COLLATERAL OR OTHER PROPERTY MAY BE FOUND. THE UNDERSIGNED HEREBY EXPRESSLY AND IRREVOCABLY SUBMITS TO THE JURISDICTION OF THE COURTS OF THE STATE OF NEW YORK AND OF THE UNITED STATES DISTRICT COURT FOR THE SOUTHERN DISTRICT OF NEW YORK FOR THE PURPOSE OF ANY SUCH LITIGATION AS SET FORTH ABOVE. THE UNDERSIGNED FURTHER IRREVOCABLY CONSENTS TO THE SERVICE OF PROCESS BY REGISTERED MAIL, POSTAGE PREPAID, TO THE ADDRESS SET FORTH OPPOSITE ITS SIGNATURE HERETO (OR SUCH OTHER ADDRESS AS IT SHALL HAVE SPECIFIED IN WRITING TO THE BANK AS ITS ADDRESS FOR NOTICES HEREUNDER) OR BY PERSONAL SERVICE WITHIN OR WITHOUT THE STATE OF NEW YORK. THE UNDERSIGNED HEREBY EXPRESSLY AND IRREVOCABLY WAIVES, TO THE FULLEST EXTENT PERMITTED BY LAW, ANY OBJECTION WHICH IT MAY NOW OR HEREAFTER HAVE TO THE LAYING OF VENUE OF ANY SUCH LITIGATION BROUGHT IN ANY SUCH COURT REFERRED TO ABOVE AND ANY CLAIM THAT ANY SUCH LITIGATION HAS BEEN BROUGHT IN AN INCONVENIENT FORUM.

         THE UNDERSIGNED, AND THE BANK (BY ACCEPTING THE BENEFITS HEREOF), HEREBY WAIVE ANY RIGHT TO A TRIAL BY JURY IN ANY ACTION OR PROCEEDING TO ENFORCE OR DEFEND ANY RIGHTS UNDER THIS GUARANTY AND ANY AMENDMENT, INSTRUMENT, DOCUMENT OR AGREEMENT DELIVERED OR WHICH MAY IN THE FUTURE BE DELIVERED IN CONNECTION HEREWITH OR ARISING FROM ANY BANKING RELATIONSHIP EXISTING IN CONNECTION WITH ANY OF THE FOREGOING, AND AGREE THAT ANY SUCH ACTION OR PROCEEDING SHALL BE TRIED BEFORE A COURT AND NOT BEFORE A JURY.

         IN WITNESS WHEREOF, this Guaranty has been duly executed and delivered as of the day and year first above written.


                                         Kollmorgen Corporation

                                         By:_____________________________
Address:                                 Title:________________________
Reservoir Place
1601 Trapelo Rd.
Waltham, MA  02154

                                                                 EXHIBIT 10(j)



                        NON-QUALIFIED STOCK OPTION AGREEMENT

                                    * * * * * *


        This AGREEMENT, entered into as of this        day of            199  ,
(hereinafter called the "Option Date") between KOLLMORGEN CORPORATION, a corporation organized under the laws of the State of New York (hereinafter
called the "Corporation"), and                of                  an employee
of the Corporation or of a subsidiary or affiliate of the Corporation (hereinafter called the "Optionee").

                              WITNESSETH THAT:

        WHEREAS, the Corporation by due corporate action and with the written consent of the holders of at least a majority of the stock of the Corporation entitled to vote adopted the Plan (such Plan, as amended, hereinafter called the "Plan"); and

        WHEREAS, the Plan is administered by the Personnel and Compensation Committee of the Corporation's Board of Directors (hereinafter called the "Committee"), which is composed of individuals who are not employees of the Corporation or otherwise eligible to receive stock options; and

        WHEREAS, the Committee has determined on the date hereof that it would be in the best interests of the Corporation to grant to the Optionee the option contained in this Agreement because of the incentives it will generate in the Optionee to promote the long range interests of the Corporation; and

       WHEREAS, the Optionee wishes to accept such option, upon the terms and conditions hereinafter provided; and

        WHEREAS, the Committee has determined that the option price hereinafter provided for is not less than 100% of the fair market value of the Common Stock of the Corporation on the date hereof;

        NOW, THEREFORE, in consideration of the premises it is agreed as follows:

        1. Option Grant. Subject to the terms and conditions hereof and to the terms and conditions of the Plan, which are hereby incorporated herein by reference, the Corporation hereby grants to the Optionee, and the Optionee hereby accepts, a non-qualified stock option (hereinafter called the "Option")
to purchase           shares of Common Stock, $2.50 par value, of the
Corporation (hereinafter called the "Optioned Shares") at a price of $ per share (hereinafter called the "Option Price"). Such Option is not intended to qualify as an incentive stock option under Section 422 of the Internal Revenue Code of 1986, as amended.

        2.     Period of Option, and Conditions of its Exercise.

        (a) Unless the Option be terminated earlier as provided in this Option Agreement, the term of the Option and of this Option Agreement shall commence as of the date hereof and terminate at the close of business on the day immediately preceding the tenth anniversary of such date. Upon any termination of the Option, all rights of the Optionee hereunder shall cease. Except as expressly provided in paragraph 3, this Option may be exercised as follows:

                 i)      up to 10% of the Optioned Shares on or after twelve
                         (12) months following the Option Date;

                ii) up to an additional 10% of the Optioned Shares on or after eighteen (18) months following the Option Date;

               iii) up to an additional 20% of the Optioned Shares on or after twenty-four (24) months following the Option Date; and,

                iv) up to an additional 20% of the Optioned Shares on or after the third, fourth and fifth anniversary of the Option Date;

provided, however, that the Committee may accelerate the date upon which the option may be first exercisable if in its opinion such acceleration is advisable in order to effectuate the purposes for which the Option was granted. Events which the Committee may consider in arriving at such an opinion shall include, by way of example and not limitation, any merger or consolidation of the Corporation or any transfer by the Corporation of substantially all of its assets or any change or proposed change in the control
of the Corporation.   Notwithstanding the foregoing, upon a determination by
the Committee that there has been a sale of substantially all of the Corporation's assets or a dissolution or liquidation of the Corporation, or a "Change in Control" of the Corporation (as defined below) this Option shall immediately become exercisable in full. For this purpose a "Change in Control" shall mean a change in control of a nature that would be required to be reported or disclosed by the Corporation in response to the requirements of any rule or regulation promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the "1934 Act"), as in effect on the Option Date; provided, however, a Change in Control shall be deemed to have occurred if and when (i) any person [including a "Person" as used in Sec. 14(d) of the 1934 Act] is or becomes a beneficial owner (as such term is defined in Rule 13d-3 under the 1934 Act), directly or indirectly, of securities of the Corporation representing 10% or more of the combined voting power of the Corporation's then outstanding securities (a) if the beneficial ownership of such person is not approved by the Board of Directors of the Corporation either before or within 30 days after receipt of notice that such person is or has become such a beneficial owner, or (b) if, at any time within twenty-four (24) months thereafter, the employment of the person employed as Chief Executive Officer of the Corporation terminates involuntarily (other than for cause) or (ii) during any period of twenty-four (24) consecutive months, commencing before or after the Option Date, individuals who at the beginning of such twenty-four (24) month period were directors of the Corporation cease for any reason, other than solely because of death, retirement or disability, to constitute at least a majority of the Board of Directors of the Corporation and the nominations of their replacements are not approved by a majority of the members of the original Board of Directors who continue on the Board.

        (b) Nothing in this Option Agreement shall confer upon the Optionee any right to continue in the employ of the Corporation or any subsidiary or affiliate thereof or interfere in any way with the right of the Corporation or any subsidiary or affiliate thereof to terminate the employment of the Optionee at any time.

        3.     Death or Termination of Employment of Optionee.

        (a) If the employment of the Optionee by the Corporation or a subsidiary or affiliate thereof shall terminate by reason of his death, the Option may be exercised prior to the earlier of (i) the expiration date of the Option or (ii) the expiration of one year after the date of the Optionee's death (or such longer period, not exceeding one additional year, as the Committee may approve), by the person or persons (hereinafter called the "Beneficiary") to whom the Optionee's rights under the Option pass by will or the laws of descent or distribution (including his estate during the period of administration), provided, however, that the Beneficiary shall be entitled to exercise the Option only to the same extent exercisable by the Optionee on the date of his death.

      (b) If, prior to the first anniversary of the Option Date, the Optionee's employment with the Corporation or any subsidiary or affiliate thereof shall be terminated for any reason, this Option Agreement, the Option and all rights to purchase Optioned Shares pursuant hereto shall forthwith terminate and become null and void.

        (c) If, on or after the first anniversary of the Option Date, the full-time employment of the Optionee by the Corporation or any subsidiary or affiliate thereof shall terminate for any reason other than (i) the death of the Optionee or (ii) circumstances which, in the sole and absolute opinion of the Committee, constitute cause for discharge of the Optionee, the Option may be exercised by the Optionee at any time prior to the earlier of (i) the expiration date of the Option or (ii) the expiration of three months after the date of such termination of employment, to the extent the Option was exercisable by the Optionee on the date of such termination of employment.

        (d) If the employment of the Optionee by the Corporation or any subsidiary or affiliate thereof shall terminate under circumstances which, in the sole and absolute opinion of the Committee, constitute cause for discharge, this Option Agreement, the Option, and all rights to purchase shares pursuant hereto, shall forthwith terminate and become null and void.

        (e) If the Optionee is employed by a subsidiary or affiliate of the Corporation which ceases to be such a subsidiary or affiliate, the Optionee's employment shall be deemed to terminate upon the date of such cessation, unless he forthwith becomes or remains an employee of the Corporation or of another subsidiary or affiliate thereof.

        (f) To the extent that the Option is not exercised within the applicable periods in the cases set forth in subparagraphs (a), (b) and (c) of this paragraph 3, this Option Agreement, the Option, and all rights to purchase shares pursuant thereto, shall forthwith terminate and become null and void.

        (g) Whether employment has been terminated for the purposes of this Agreement shall be determined by the Committee, whose determination shall be final, binding and conclusive.

        (h) Anything in the Plan or herein contained notwithstanding, to the extent that (i) any formal written employment or termination agreement between the Corporation and the Optionee which is formally executed by both the Corporation and the Optionee contains terms governing the Options hereunder specifically or options in general in the event of a termination of the Optionee's employment and (ii) the terms of such employment or termination agreement applicable to such options in the event of a termination of the Optionee's employment are more favorable to the Optionee than the terms of this Agreement, then such terms of such employment or termination agreement shall control the terms of this Agreement.

        4. Non-Transferability. During the Optionee's lifetime the Option shall be exercisable only by him (or other rightful holder of the Option) and neither the Option nor any other right granted to the Optionee hereunder shall be transferable by the Optionee otherwise that by will or the laws of descent and distribution. Notwithstanding the foregoing, the Optionee may transfer the Option to members of his immediate family (defined as his children, grandchildren and spouse) or to one or more trusts for the benefit of such family members or partnerships in which such family members are only partners if the Optionee does not receive any consideration for the transfer; provided that such transferred Option shall continue to be subject to the same terms and conditions that were applicable to such Option immediately prior to its transfer (except that such transferred Option shall not be further transferable by the transferee inter vivos); and provided further, that the Committee consents in writing to such transfer. In the event of an attempt by the Optionee to alienate, assign, pledge, hypothecate or otherwise dispose of this Option or of any right hereunder, except as provided for herein, or in the event of any levy of any attachment, execution or similar process upon the rights or interests hereby conferred, the Corporation may terminate this Option Agreement by notice to the Optionee and it shall thereupon become null and void.

        5. Manner of Exercising Option. The Option shall be exercised in the following manner: the Optionee (or the Beneficiary) shall give to the Corporation notice in writing, substantially in the form set forth in Exhibit A hereto, of his intention to purchase, specifying the number of Optioned Shares as to which he desires to exercise the Option, the number and denomination of the stock certificates that he desires, and the date on which he desires to complete his purchase (the "Completion Date"), which shall not be less than five business days thereafter. The Optionee (or the Beneficiary) shall pay the Corporation on the Completion Date either (i) in cash by Federal Reserve Wire Transfer or by check, or (ii) through the delivery of shares of the Corporation's Common Stock having a fair market value on the date of exercise equal to the full purchase price of the shares purchased, or (iii) by a combination of (i) and (ii) above, against delivery of one or more certificates therefor.

        6. Issuance and Delivery of Shares. Against payment for the shares purchased, the Corporation will issue and deliver to the Optionee (or the Beneficiary) on the Completion Date, one or more certificates for the shares purchased. If and so long as any Common Stock of the Corporation is listed on any securities exchange, any other provisions of this Option Agreement notwithstanding, the Corporation shall not be required to make delivery to the Optionee (or the Beneficiary) of certificates for shares so purchased until such shares have been listed (or authorized for listing upon official notice of issuance) on the securities exchange on which outstanding shares of Common Stock of the Corporation are then listed nor (whether listed or not) until there has been compliance with such laws and regulations as the Corporation may deem applicable, including, without limitation, the Securities Act of 1933, the 1934 Act and the rules and regulations issued thereunder.

        7. Rights as Shareholder. The Optionee or a transferee of the Option shall have no rights as a shareholder with respect to any share covered by the Option until he shall have become the holder of record of such share, and, subject to paragraph 8 hereof, no adjustment shall be made for dividends or distributions or other rights in respect of such share for which the record date is prior to the date upon which he shall become the holder of record thereof.

        8.     Recapitalizations, Reorganizations, etc.

       (a) The existence of the Option shall not affect in any way the right or power of the Corporation or its shareholders to make or authorize any or all adjustments, recapitalizations, reorganizations or other changes in the Corporation's capital structure or its business, or any merger or consolidation of the Corporation, or any issue of stock or of options, warrants or rights to purchase stock or of bonds, debentures, preferred or prior preference stocks ahead of or affecting the stock or the rights thereof or convertible into or exchangeable for stock, or the dissolution or liquidation of the Corporation, or any sale or transfer of all or any part of its assets or business, or any other corporate act or proceeding, whether of a similar character or otherwise.

        (b) The shares with respect to which the Option is granted are shares of stock of the Corporation as presently constituted, but if, and whenever, prior to the delivery by the Corporation of all of the shares of the stock with respect to which the Option is granted, the Corporation shall effect a subdivision or consolidation of shares, or other capital adjustment, the payment of a stock dividend or other increase or reduction of the number of shares of the stock outstanding, without receiving compensation therefor in money, services or property, the number and price of shares remaining under the Option shall be appropriately adjusted. Such adjustment shall be made by the Committee, whose determination as to what adjustment shall be made, and the extent thereof, shall be final, binding and conclusive. Any such adjustment may provide for the elimination of any fractional share which might otherwise become subject to the Option.

        (c) Upon a merger or consolidation of the Corporation with any other entity, pursuant to which the Corporation is not the surviving corporation or pursuant to which the Corporation is the surviving corporation and holders of Common Stock of the Corporation receive any consideration in exchange for their shares of Common Stock of the Corporation, the Option shall be terminated (whether or not vested) and the Optionee shall receive (i) the consideration to which the Optionee would have been entitled pursuant to the terms of the agreement of merger or consolidation, if immediately prior to such merger or consolidation the Optionee had been the holder of record of a number of shares of stock of the Corporation equal to the number of Optioned Shares to which the Option relates, minus (ii) the Option Price. The Committee shall have the authority to resolve any questions regarding the application of the foregoing sentence and its determination shall be final, binding and conclusive.

        In the event of a liquidation or dissolution of the Corporation pursuant to which the Committee has not, under Section 2 of the Option Agreement, caused the Option to vest at least 20 days prior to such liquidation or dissolution, the Option shall be terminated (whether or not vested) and the Optionee shall receive (i) the consideration to which the Optionee would have been entitled, if immediately prior to the liquidation or dissolution the Optionee had been the holder of record of a number of shares of stock of the Corporation equal to the number of Optioned Shares to which the Option relates, minus (ii) the Option Price. The Committee shall have the authority to resolve any questions regarding the application of the foregoing sentence and its determination shall be final, binding and conclusive.

        (d) Except as hereinbefore expressly provided, the issue by the Corporation of shares of stock of any class, or securities convertible into or exchangeable for shares of stock of any class, for cash or property, or for labor or services, either upon direct sale or upon the exercise of options, rights or warrants to subscribe therefor, or to purchase the same, or upon conversion of shares or obligations of the Corporation convertible into such shares or other securities, shall not affect, and no adjustment by reason thereof shall be made with respect to, the number or price of shares of stock subject to the Option.

        9. Change in Option Terms. The Committee may, with the consent of the Optionee (or the Beneficiary), modify or change the terms of this Option Agreement, including the Option Price, in a manner which does not conflict with the provisions of the Plan; provided that the Option Price as so changed or modified shall not be less than 100% of the fair market value of the Common Stock of the Corporation on the date of such modification or change.

       10. Definition of "Year", "Subsidiary" and "Affiliate". For all purposes of this Option Agreement:

        (a) A "year" shall be a period of 365 consecutive days (or 366 consecutive days if a 29th of February shall fall during such period). The first day of any period shall commence at 12:01 o'clock A.M., Eastern Standard Time, on such day, and the last day of such period shall terminate at 12:00 o'clock midnight. If the last day of any period shall fall on a Saturday, Sunday or legal holiday in the State of New York, such period shall be deemed to end on the next business day thereafter.

        (b) A "subsidiary" shall be a corporation as defined in Section 424(f) of the Internal Revenue Code.

        (c) An "affiliate" shall be a joint venture, partnership or other entity (other than a corporation), 50 percent or more of which is owned directly or indirectly by the Corporation.

        11. Notices. Any notice given under this Option Agreement shall be in writing and shall be deemed given when delivered personally, or when sent by certified mail, postage prepaid, in the case of the Optionee to his address hereinabove set forth or such other address as he may designate by notice given to the Corporation, and in the case of the Corporation, to its Corporate Office at 1601 Trapelo Road, Waltham, MA 02154, Attention: Secretary, or such other address as may then be applicable by notice given to the Optionee.

        12. Failure to Enforce not a Waiver. The failure of the Corporation to enforce at any time any provision of this Option Agreement or the Plan shall in no way be construed to be a waiver of such provision as to any future event or of any other provision hereof or of the Plan.

        13. Governing Law. This Option Agreement and its interpretation and performance shall be controlled solely by the laws of the State of New York.

        14. Date of Granting of the Option. The date of this Option Agreement shall be deemed for all purposes the date of the granting of the Option, unless and except where the grant is conditioned upon any event, in which case the date of satisfaction on which such event occurs shall be deemed the date of the granting of the Option.

        15. Power of the Committee. The Committee shall have all the powers delegated to it by the provisions of the Plan including, without limitation, the power to construe this Option Agreement and the Plan, and the power to determine whether a termination of the Optionee's employment was for reasons constituting cause for discharge, and any determinations of the Committee shall be conclusive.

        16. Provisions of the Plan. The Option provided for herein is granted pursuant to the Plan, and the Option and this Option Agreement are in all respects governed by, and subject to all of the terms and provisions of, the Plan. Any term used herein shall, unless the context plainly requires otherwise, have the meaning assigned to it in the Plan. The Corporation agrees to maintain a copy of the Plan during the term of this Option Agreement at its principal office for inspection by the Optionee at any time during normal business hours.

        IN WITNESS WHEREOF, the Corporation has caused this Option to be signed by its corporate officer thereunto duly authorized, and the Optionee has signed this Option Agreement, all as of the date first above written.

                                                 KOLLMORGEN CORPORATION


                                                 By ___________________________
                                                        Senior Vice President

                                                    ___________________________
                                                                Optionee

                                                    S.S. #_____________________

                                                     EXHIBIT A

      [Sample form of letter to be sent by Optionee (or Beneficiary)]



                                                     [ Date ]



Kollmorgen Corporation
Attention:  Secretary
1601 Trapelo Road
Waltham, MA  02154

                        Re:   Exercise of Stock Option

Dear Sirs:

      Pursuant to the terms of the Option Agreement between us dated ________________, 19___, in which you have granted me an option to purchase a certain number of shares of your Common Stock, of the par value of $2.50 per share, on certain terms and conditions, I hereby give notice that I elect to exercise such option to the extent of _____________ shares and that I desire to complete this purchase on __________________, 19___. On that date I shall pay you the sum of _____________________________________________ Dollars
($___________) in full payment for such shares. In addition, on that date I shall pay you all amounts required under applicable federal, state and local withholding tax rules and regulations. I request that such shares be evidenced by __________ stock certificate(s) in the following denomination(s):
____________________________________.

                                            Very truly yours,



                                            [name and address]

                                            S.S.#



NOTE: The above form should be appropriately modified in the case of use by a person to whom the rights of a deceased Optionee have passed by will or the laws of descent and distribution.


     Optionee has signed this Option Agreement, all as of the date first above written.

                                                 KOLLMORGEN CORPORATION


                                                 By ___________________________
                                                        Vice President

                                                    ___________________________
                                                                Optionee

                                                    S.S. #_____________________

                                                                 EXHIBIT 10(k)




     RESTRICTED STOCK UNITS SUBSCRIPTION AGREEMENT, (the "Agreement"), dated as
of February   , 1999 between Kollmorgen Corporation (the "Company"), and the other party signatory hereto (the "Participant").

     WHEREAS, pursuant to the Company's 1998 Management Stock Incentive Plan (as the same may be amended from time to time, the "Plan"), the Company desires to provide the Participant with an incentive to remain in its employ and to increase the Participant's interest in the success of the Company by granting to the Participant Restricted Stock Units (the "Restricted Shares") of Common Stock, $2.50 par value per share, of the Company (the "Common Stock"), subject to the terms and conditions hereinafter set forth;

     NOW, THEREFORE, in consideration of the covenants and agreements herein contained, the parties hereto agree as follows:

     1. DEFINITIONS; INCORPORATION OF PLAN TERMS. Capitalized terms used herein without definition shall have the meanings assigned to them in the Plan, a copy of which has been delivered to the Participant. This Agreement and the Restricted Shares shall be subject to the Plan, the terms of which are hereby incorporated herein by reference, and in the event of any conflict or inconsistency between the Plan and this Agreement, the Plan shall govern. The Date of Grant with respect to the Restricted Shares shall be the date of this Agreement as specified above.

     2. GRANT OF RESTRICTED SHARES. Subject to the terms and conditions contained herein and in the Plan, the Company hereby grants to the Participant, effective as of the Date of Grant, the number of Restricted Shares specified at the signature page hereof. Except as may be required by law, the Participant shall not be required to pay any additional consideration for the issuance of the Restricted Shares granted pursuant to this Agreement.

     3. NON-TRANSFERABILITY. The Restricted Shares, and any rights or interests therein, may not be sold, transferred, assigned, pledged or otherwise encumbered or disposed of, until such Restricted Shares have vested in accordance with the terms of the Plan and this Agreement. Notwithstanding the preceding sentence, prior to vesting the Restricted Shares may be transferred by will or the laws of descent and distribution or pursuant to a "qualified domestic relations order" as defined in the Code or Title I of the Employee Retirement Income Security Act of 1974, as amended, and the rules and regulations thereunder.

     4. TERMS AND CONDITIONS OF RESTRICTED SHARES. The Restricted Shares granted hereby are subject to the following terms and conditions:

          (a) Vesting. Except as vesting may be accelerated pursuant to the terms of the Plan or this Agreement, the Restricted Shares shall vest on the third anniversary of the Date of Grant.

          (b) Termination of Employment. Except as the Committee may otherwise determine in its sole discretion, in the event that the Participant's employment with the Company terminates for any reason prior to the vesting of any Restricted Shares granted pursuant to this Agreement, then such Restricted Shares shall, as of the date of such termination, be forfeited; provided, however the Participant shall be entitled to receive the cash benefits described in the Plan with respect to such unvested shares.

          (c) Shareholder Rights; Dividends and Distributions. The Participant shall have all rights of a shareholder with respect to the vested Restricted Shares, including the right to vote the shares and the right to receive any cash dividends as provided for in the Plan. Cash dividends with respect to unvested Restricted Stock shall be accounted for in accordance with the terms of the Plan. Any stock dividends issued with respect to the Restricted Shares shall be subject to the same restrictions and other terms and conditions that apply to the Restricted Shares with respect to which such dividends are issued, and all references to Restricted Shares hereunder shall be deemed to include such shares.

          (d) Issuance of Certificate. The Participant shall be issued a certificate in respect of the vested Restricted Shares granted pursuant to this Agreement.

     5. ADJUSTMENTS UPON CHANGES IN CAPITALIZATION. In the event of any change in the outstanding Common Stock by reason of a stock dividend, recapitalization, reorganization, merger, consolidation, stock split, combination or exchange of shares or any other significant corporate event affecting the Common Stock, the Committee, in its discretion, may make (i) such proportionate adjustments as it considers appropriate (in the form determined by the Committee in its sole discretion) to prevent diminution or enlargement of the rights of the Participant with respect to the aggregate number of shares of Common Stock covered by this Agreement and/or (ii) such other adjustments as it deems appropriate. The Committee's determination as to what, if any, adjustments shall be made shall be final and binding on the Company and the Participant.

     6. CHANGE IN CONTROL. In the event of a Change in Control and except as the Committee may otherwise determine in its sole discretion, all Restricted Shares granted pursuant to this Agreement shall immediately vest and all other restrictions and conditions on the Restricted Shares shall lapse as of the date of the Change in Control.

     7.   MISCELLANEOUS.

          (a) Representation by the Participant. The Participant hereby represents and agrees with the Company that the Participant is acquiring the Restricted Shares without a view to distribution or other disposition thereof.

          (b) No Rights to Grants or Continued Employment. The Participant shall not have any claim or right to receive grants of Restricted Shares under the Plan. Neither the Plan nor this Agreement nor any action taken or omitted to be taken hereunder or thereunder shall be deemed to create or confer on the Participant any right to be retained in the employ of the Company or any Subsidiary, or to interfere with or to limit in any way the right of the Company or any Subsidiary to terminate the employment of the Participant at any time.

          (c) Tax Withholding. No later than the date as of which an amount first becomes includable in the gross income of the Participant for applicable income tax purposes with respect to the Restricted Shares, the Participant shall pay to the Company or make arrangements satisfactory to the Board regarding the payment of any federal, state or local taxes of any kind required by law to be withheld with respect to such amount. Unless otherwise determined by the Board, in accordance with rules and procedures established by the Board, the minimum required withholding obligations may be settled with Common Stock, including Common Stock that is part of the award that gives rise to the withholding requirement. The obligation of the Company under this Agreement shall be conditional upon such payment or arrangements and the Company shall, to the extent permitted by law, have the right to deduct any such taxes from any payment of any kind otherwise due to the Participant.

          (d) Applicable Law. This Agreement shall be governed by and subject to the laws of the State of New York and to all applicable laws and to the approvals by any governmental or regulatory agency as may be required.

          (e) Severability. If any provision of this Agreement shall be held illegal or invalid for any reason, such illegality or invalidity shall not affect the remaining provisions of this Agreement, but this Agreement shall be construed and enforced as if such illegal or invalid provision had never been included herein.

     8. SURVIVAL; ASSIGNMENT. All agreements, representations and warranties made herein and in any certificates delivered pursuant hereto shall survive the issuance to the Participant of the Restricted Shares and, notwithstanding any investigation heretofore or hereafter made by the Participant or the Company or on the Participant's or the Company's behalf, shall continue in full force and effect. Without the prior written consent of the Company, the Participant may not assign any of his rights hereunder except by will or the laws of descent and distribution. Whenever in this Agreement any of the parties hereto is referred to, such reference shall be deemed to include the heirs and permitted successors and assigns of such party; and all agreements herein by or on behalf of the Company, or by or on behalf of the Participant, shall bind and inure to the benefit of the heirs and permitted successors and assigns of such parties hereto.

     9. NOTICES. All notices and other communications provided for herein shall be in writing and shall be delivered by hand or sent by certified or registered mail, return receipt requested, postage prepaid, addressed, if to the Participant, to his attention at the mailing address set forth at the foot of this Agreement (or to such other address as the Participant shall have specified to the Company in writing) and, if to the Company, to it at its principal offices which are currently located at 1601 Trapelo Road, Waltham, Massachusetts 02451, Attn.: Secretary. All such notices shall be conclusively deemed to be received and shall be effective, if sent by hand delivery, upon receipt, or if sent by registered or certified mail, on the fifth day after the day on which such notice is mailed.

     10. WAIVER. The waiver by either party of compliance with any provision of this Agreement by the other party shall not operate or be construed as a waiver of any other provision of this Agreement, or of any subsequent breach by such party of a provision of this Agreement.

     11. ENTIRE AGREEMENT. This Agreement and the Plan set forth the entire agreement and understanding between the parties hereto with respect to the matters covered herein, and supersede all prior agreements and understandings concerning such matters. This Agreement may be executed in one or more counterparts, each of which shall be deemed to be an original, but all such counterparts shall together constitute one and the same agreement. The headings of sections and subsections herein are included solely for convenience of reference and shall not affect the meaning of any of the provisions of this Agreement.


     IN WITNESS WHEREOF, the Company has caused this Agreement to be executed by its duly authorized officer and the Participant has executed this Agreement, both as of the day and year first above written.

                                            KOLLMORGEN CORPORATION


                                            By:
                                                Name:
                                                Title:



                                            PARTICIPANT


                                            By:
                                                Name:
                                                Address:




Restricted Shares:

                                                                 EXHIBIT 10(n)

                              1999 ANNUAL INCENTIVE BONUS PLAN


     The 1999 Annual Incentive Bonus Plan (the "Plan") for corporate officers, which is directly linked to the financial performance of the Corporation, is designed to provide additional cash and stock compensation when specific financial performances are achieved or exceeded. The Plan provides awards to individuals when the Corporation meets its operating plan in terms of primary earnings per share, revenues, cash flow, and critical objectives as follows:
40% of the bonus is dependent on earnings per share, 20% on revenue growth, 20% on cash flow, and 20% on individual objectives. Bonuses for the officers may range from a threshold of 15% of base pay to a cap of 100% of base pay. 80% of the bonus is delivered in the form of cash compensation and 20% in the form of restricted stock units issued pursuant to the 1998 Management Stock Incentive Plan.