Form 10-Q
period 1999-03-31
KOLLMORGEN CORP
filed 1999-05-17
CIK 56583

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1999

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


       _________________________________________________________
(Former name, former address and former fiscal year, if changed since last report.)


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

           Class                            Outstanding at May 17, 1999
Common Stock, $2.50 par value                  10,187,126 shares

                   KOLLMORGEN CORPORATION AND SUBSIDIARIES


                                      INDEX



                                                                 Page No.


PART I - Financial Information

        Unaudited Consolidated Statements of                          3
               Operations for the Three Months Ended
               March 31, 1999 and 1998

        Unaudited Consolidated Balance Sheets                         4
               as of March 31, 1999 and
               December 31, 1998

        Unaudited Consolidated Statements of Cash Flows               5
               for the Three Months Ended March 31, 1999
               and 1998

        Notes to unaudited Consolidated Financial Statements          6

        Management's Discussion and Analysis of Financial             8
               Condition and Results of Operations



PART II - Other Information                                           11

                                       PART I - FINANCIAL INFORMATION

                                   KOLLMORGEN CORPORATION AND SUBSIDIARIES
                                    Consolidated Statements of Operations
                               (Dollars in thousands, except per share amounts)
                                               (Unaudited)

                                                                                            March 31,                     March 31,
                                                                                                 1999                         1998
                                                                                            ---------                     ---------
Net Sales                                                                                   $ 59,471                      $ 56,793
Cost of Sales                                                                                 41,878                        39,666
                                                                                            ---------                    ---------
Gross profit                                                                                  17,593                        17,127
                                                                                            ---------                    ---------
Selling and marketing expense                                                                  6,135                         5,619
General and administrative expense                                                             6,452                         5,122
Research and development expense                                                               3,053                         3,181
Impairment of goodwill and assets held for sale                                                    -                         2,733
Tender offer costs                                                                                 -                         1,273
                                                                                            ---------                    ---------
Income (loss) from operations                                                                  1,953                          (801)
Other income (expense):
        Interest expense                                                                        (901)                         (834)
        Interest income                                                                           74                           377
        Intellectual property license, net of expenses                                             -                        21,217
        Other, net                                                                             1,178                        (8,336)
                                                                                            ---------                    ---------
Income before income taxes and minority interest                                               2,304                        11,623
Provision for income taxes                                                                      (805)                       (6,072)
                                                                                            ---------                    ---------
Income before minority interest                                                                1,499                         5,551
Minority interest                                                                                135                             9
                                                                                            ---------                    ---------
Net income                                                                                  $  1,634                     $   5,560
                                                                                            =========                    =========
Earnings per common share:
   Basic                                                                                    $   0.16                     $    0.55
   Diluted                                                                                  $   0.16                     $    0.52
Number of shares used in calculating earnings per common share:
   Basic                                                                                  10,155,809                    10,038,399
   Diluted                                                                                10,448,249                    11,598,545





See accompanying notes to unaudited consolidated financial statements.

                                KOLLMORGEN CORPORATION AND SUBSIDIARIES
                                      Consolidated Balance Sheets
                                            (In thousands)
                                                (Unaudited)
                                                    ASSETS
                                                                                              March 31,                 December 31,
                                                                                                  1999                         1998
                                                                                              ---------                 -----------
Current assets:
        Cash and cash equivalents                                                             $  7,304                  $   13,086
        Accounts receivable (net of reserve of
          $594 in 1999 and $581 in 1998)                                                        43,504                       48,927
        Recoverable amounts on long-term contracts                                               4,496                        2,597
        Inventories                                                                             27,861                       27,838
        Prepaid expenses and other current assets                                                2,790                        1,885
                                                                                              ---------                    ---------
Total current assets                                                                            85,955                       94,333

Property, plant and equipment, net                                                              31,290                       30,809
Goodwill, patents and other intangible assets,net                                               19,299                       20,420
Deferred income taxes                                                                            9,389                        9,448
Other assets                                                                                    13,766                       13,623
                                                                                              ---------                    ---------
Total assets                                                                                  $159,699                   $  168,633
                                                                                              =========                    =========
                                LIABILITIES and SHAREHOLDERS' EQUITY

Current liabilities:
        Accounts payable                                                                    $   13,675                   $   14,336
        Income taxes payable                                                                     4,945                        6,733
        Accrued liabilities                                                                     23,555                       28,110
        Line of credit                                                                           6,907                        9,270
        Current portion of long-term debt                                                        2,365                        2,419
                                                                                              ---------                    ---------
Total current liabilities                                                                       51,447                       60,868

Long-term debt                                                                                  35,439                       36,120
Other liabilities                                                                               15,064                       14,943
Minority interest                                                                                   37                          175

Shareholders' equity:
        Common stock                                                                            26,940                       26,932
        Additional paid-in capital                                                              13,216                       12,882
        Retained earnings                                                                       24,203                       22,772
        Accumulated other comprehensive income                                                  (1,287)                        (270)
        Less: common stock in treasury, at cost                                                 (5,360)                      (5,789)
                                                                                              ---------                    ---------
Total shareholders' equity                                                                      57,712                        56,527
                                                                                              ---------                    ---------
Total liabilities and shareholders' equity                                                   $ 159,699                     $ 168,633
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

                              KOLLMORGEN CORPORATION AND SUBSIDIARIES
                               Consolidated Statements of Cash Flows
                                          (In thousands)
                                            (Unaudited)

                                                                                                         For the Three
                                                                                                    Months Ended March 31,
                                                                                                 --------------------------------
                                                                                                    1999                   1998
                                                                                                 ---------              ---------
Cash flows from operating activities:
Net income                                                                                       $ 1,634                $ 5,560
Adjustments to reconcile income to
  net cash provided by (used in) operating activities:
      Depreciation                                                                                 1,530                  1,274
      Amortization                                                                                   430                    417
      Impaired asset charge                                                                            -                  2,733
      Deferred income taxes                                                                            -                 (3,572)
      Minority interest and other non-cash expenses                                                 (255)                   231
Changes in operating assets and liabilities:
      Accounts receivable                                                                          2,329                 (1,708)
      Recoverable amounts on long-term contracts                                                  (1,899)                (1,936)
      Inventories                                                                                   (802)                (1,087)
      Prepaid expenses                                                                              (929)                  (379)
      Accounts payable and accrued liabilities                                                    (5,948)                12,401
      Other deferred expenses                                                                       (154)                 1,258
                                                                                                 ---------             ---------
        Net cash provided by (used in) operating activities                                       (4,064)                15,192
                                                                                                 ---------             ---------
Cash flows from investing activities:
      Capital expenditures                                                                        (1,880)                (1,924)
      Other                                                                                          (44)                   111
                                                                                                 ---------             ---------
        Net cash used in investing activities                                                     (1,924)                (1,813)
                                                                                                 ---------             ---------
Cash flows from financing activities:
      Borrowings (repayments) under credit lines, net                                                112                    284
      Proceeds from common stock issued from treasury                                                738                     42
      Borrowings (repayments) of long-term debt                                                     (325)                   358
      Dividends paid                                                                                (203)                  (201)
                                                                                                 ---------             ---------
        Net cash provided by financing activities                                                    322                    483
                                                                                                 ---------             ---------
      Effect of exchange rate changes on cash                                                       (116)                  (144)
                                                                                                 ---------             ---------
      Net decrease in cash and cash equivalents                                                   (5,782)               (13,718)
      Cash and cash equivalents at beginning of period                                            13,086                 14,854
                                                                                                 ---------             ---------
      Cash and cash equivalents at end of period                                                 $ 7,304                $28,572
                                                                                                 =========             =========


See accompanying notes to unaudited consolidated financial statements.

                          KOLLMORGEN CORPORATION AND SUBSIDIARIES

             Notes to Unaudited Consolidated Financial Statements
                   (In thousands, except per share amounts)


1. The accompanying unaudited consolidated financial statements include the accounts of Kollmorgen Corporation and its subsidiaries (the "Company").

2. In the opinion of management, the unaudited consolidated financial statements included herein contain all adjustments, consisting only of normal recurring adjustments necessary to present fairly the Company's financial condition at March 31, 1999, the results of operations for the three-month period ended March 31, 1999 and 1998, and the cash flows for the three-month periods ended March 31, 1999 and 1998. The balance sheet at December 31, 1998 was derived from the audited financial statements as of December 31, 1998. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information. These interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

3. Inventories consist of the following:


                                            March 31,             December 31,
                                                1999                  1998
                                            ---------             -----------

                Raw materials               $ 13,776               $ 12,187
                Work in process                8,394                  8,073
                Finished goods                 5,691                  7,578
                                            --------              ---------
                                            $ 27,861               $ 27,838
                                            ========              =========


4. The Company's comprehensive earnings were as follows:
                                                                     For the
                                                               Three Months Ended
                                                                   March 31,
                                                                 ----------------
                                                                   1999     1998
                                                                 -------  -------
        Net income                                               $ 1,634  $ 5,560
        Foreign currency translation
         adjustment (net of tax provision of
         $450 and $277 in 1999 and 1998, respectively)              (837)    (615)
                                                                 -------  -------
        Comprehensive income                                     $   797  $ 4,945
                                                                 =======  =======

5. The following table includes certain financial information relating to each of the Company's segments in the first quarter of 1999 and 1998:

                                         Industrial        Aerospace
                                             and              and           Corporate,
                                         Commercial         Defense          Interest       Special
                                            Group            Group          And Other        Items      Total

1999
Sales                                       $33,557          $25,914          $    -        $    -      $59,471
Profit (loss) before tax                      1,498            2,804          (1,998)            -        2,304
1998
Sales                                        31,374           25,419               -             -       56,793
Profit (loss) before tax                      1,574            2,378          (1,115)        8,786       11,623


6. In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities" which must be adopted for fiscal years beginning after June 15, 1999. The new standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The Company expects to adopt SFAS 133 by January 1, 2000. Had the Company implemented SFAS 133 for the current reporting period there would have been no material effect on the financial statements.

7.      Basic EPS  excludes  the  dilutive  effect of  common  stock  equivalent
        securities   and  is   computed   by   dividing   net   income   by  the
        weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. A reconciliation between basic and diluted EPS is as follows:
                                                           For the
                                                      Three Months Ended
                                                           March 31,
                                                        ---------------
                                                        1999     1998
                                                      -------  -------
        Net income - basic                            $ 1,634  $ 5,560
        Effect of dilutive securities:
         Convertible debentures                             -      476
                                                      -------  -------
        Net income - diluted                          $ 1,634  $ 6,036

        Shares used in net income
         per share - basic                             10,156   10,038
        Effect of dilutive securities:
         Stock options                                    292      605
         Convertible debentures                             -      956
                                                      -------  -------
        Shares used in net income
         per share - diluted                           10,448   11,599

        Net income per share-basic                      $0.16    $0.55
        Net income per share-diluted                    $0.16    $0.52

        During the first quarter of 1999, options to purchase 545,000 shares of common stock with exercise prices ranging from $17.31 to $20.94 and with expiration dates ranging up to May 26, 2008 were outstanding, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares. Additionally, 904,000 common equivalent shares of the convertible subordinated debentures were not included in the diluted EPS calculation as a result of their antidilutive effect.

        During the first quarter of 1998, there were no options to purchase common stock that had an exercise price greater than the average market price of the common shares. Therefore, no options were excluded from the computation of diluted EPS.

8. Effective May 1, 1999 the Company purchased the assets of New England Affiliated Technologies (NEAT), a leader in the application of high-performance motion control for advanced positioning systems, from Instrument Industries, Inc. NEAT has a 25-year history in the design and production of single-axis stages, x-y tables, integrated workstations, and air-bearing slides for industry applications where precise motion is critical. These products can be found in applications such as digital image setters, semiconductor inspection tools, and DNA analyzing equipment serving the graphic arts, biotechnology and instrumentation, disk drive, and semiconductor manufacturing markets. The company has approximately 100 employees at its manufacturing facility in Lawrence, MA. and recorded sales of approximately $13 million in 1998.

             Management's Discussion and Analysis of Financial Condition
                                 and Results of Operations



        For the three months ended March 31, 1999, the Company had sales of $59.5 million and net income of $1.6 million, equal to $0.16 per common share (diluted). These results compare with sales for the three months ended March 31, 1998 of $56.8 million and net income of $5.6 million equal to $0.52 per common share (diluted). Excluding the impact of the Special Items in 1998 discussed below, the Company's net income for the three months ended March 31 would have been $1.6 million equal to $0.16 per share (diluted) for 1999 and $2.0 million equal to $0.19 per share (diluted) for 1998.

        During the first quarter of 1998, the Company announced the first major license agreement for its pioneering electronic motion control patents in the amount of $27.2 million, which, after legal and other expenses, resulted in income of $21.2 million. In connection with its patent enforcement program, the Company has engaged counsel to continue enforcement of the Company's patent estate, and accordingly, has recorded a charge of $6.8 million to cover legal expenses and other related costs. The Company recorded a pre-tax charge of $2.7 million, primarily relating to the write-down of goodwill from its 1994 acquisition of the assets of Sperry Marine. Also in the first quarter of 1998, the Company incurred $1.3 million of expenses in conjunction with the tender offer for Pacific Scientific Company. Finally, the Company elected to change the vesting method for post-retirement medical insurance benefits, resulting in a charge of $1.6 million. The total of these items had a positive impact in 1998 of $8.8 million to the reported income before income taxes of the Company and $3.6 million to the net income of the Company.

        Collectively, the items above from the first quarter of 1998 will be referred to as the "Special Items" to provide for comparative discussion of the Company's results on a consistent basis.

                              RESULTS OF OPERATIONS

     The following table reflects the results of operations for the Company's two operating segments excluding the impact of the Special Items. This comparison provides a consistent basis by which to view the results of the Company's two operating segments (in millions):

                                                           For the
                                                      Three Months Ended
                                                           March 31,
                                                        ----------------
                                                         1999     1998
                                                        -------  -------
        Industrial and Commercial Group:
               Bookings                                 $  37.3  $  37.0
               Sales                                       33.6     31.4
               Profit before tax                            1.5      1.6
        Aerospace and Defense Group:
               Bookings                                 $  42.4  $  28.1
               Sales                                       25.9     25.4
               Profit before tax                            2.8      2.4



1999 versus 1998

        Profit before tax for the three months ending March 31, 1999 decreased to $2.3 million from $11.6 million in the same period of the prior year. Excluding the Special Items in 1998 discussed above, profit before tax would have been $2.3 million and $2.8 million for the three months ending March 31, 1999 and 1998, respectively.

        The Company's sales increased $2.7 million or 5% for the three months ended March 31, 1999 as compared to the same period a year ago. The Industrial and Commercial Group's revenue increased to $33.6 million for the three months ended March 31, 1999 from $31.4 million or 7% as compared to the three months ended March 31, 1998. The increase reflects the acquisition of Magnedyne in July 1998 and increased sales of the Company's engineering consulting business. These increases offset declines in the Industrial and Commercial Group's motion control businesses due to the continued slowdown in the semiconductor equipment and electronics sectors and the impact of the Asian economy on the group's high volume business. Sales to the Aerospace and Defense Group's markets of $25.9 million for the three months ended March 31, 1999 represented an increase of 2% over the $25.4 million of sales in same period of the prior year.

        The Company's overall gross margin as a percent of sales remained relatively constant at approximately 30% for the three months ended March 31, 1999 and 1998. The Industrial and Commercial Group had a decline in gross margin as a percent of sales to 28% for the first quarter of 1999 from 30% in 1998. The decline in margin was due to additional overhead costs primarily relating to the Magnedyne acquisition without corresponding revenue increases by the group's motion control business. The Aerospace and Defense Group had an increase in gross margin as a percent of sales from 30% for the first quarter of 1998 to 31% in 1999.

        Sales and marketing expenses increased to $6.1 million in the first quarter of 1999 as compared to $5.6 million for the same period in 1998, but remained consistent at 10% of sales for both periods.

        General and administrative expenses were $6.5 million or 11% of sales in the first quarter of 1999 as compared to $5.1 million or 9% of sales for the same period in 1998. This increase reflects insurance settlements and credits in the first quarter of 1998, the effect of the inclusion of Magnedyne, and volume increases at the Company's engineering consulting business.

        Research and development expenses were $3.1 million or 5% of sales for the first quarter of 1999 as compared with $3.2 million or 6% of sales for the same period in the prior year.

Interest and Taxes

        Interest expense was $0.9 million and $0.8 million for the three month periods ending March 31, 1999 and 1998, respectively.

        The Company recorded a provision for taxes of 35% in the first quarter of 1999. The tax rate for the three months ended March 31, 1998 was 52%. That rate reflected the impact of the patent licensing income, recorded in the first quarter of 1998, taxable in the U.S. and subject to Japan withholding tax. Excluding this Special Item, the Company's effective tax rate was 31% in 1998. The Company's effective tax rates in both 1999 and 1998, excluding Special Items, are less than the statutory U.S. tax rate as some of the Company's foreign subsidiaries operate in countries where the statutory rate is less than the U.S.
rate, or the Company is operating under a tax holiday agreement.

        Bookings increased $14.6 million or 23% during the first three months of 1999 as compared to the same period in the prior year. The increase is due to the improved bookings in the Aerospace and Defense Group, which included a $22 million submarine periscope order.

                     LIQUIDITY AND CAPITAL RESOURCES

        The Company's consolidated cash position decreased by $5.8 million during the quarter of 1999. Cash used for operations was $4.1 million, $1.9 million was used for investing activities, and financing activities provided $0.3 million.

        The Company used $8.1 million to fund working capital requirements. This was principally due to scheduled payments for taxes and compensation, and a settlement concerning a business disposed in 1996.

        The Company's financing activities provided $0.3 million of cash during the first quarter of 1999. Common dividends paid were $0.2 million or $0.02 per common share for the three months ended March 31, 1999.

        The Company believes that it can generate sufficient cash from operations and its current line of credit to finance its cash requirements for capital expenditures, sinking fund payments, potential acquisitions, and working capital needs for the next twelve months.

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


                           PART II - OTHER INFORMATION

Item 5.  Other Information

     Effective May 1, 1999, the Company acquired  substantially all of
the  assets  and  assumed   certain   liabilities  of  New  England   Affiliated
Technologies, Inc. located in Lawrence Massachusetts. The Company announced this acquisition in a press release dated April 26, 1999

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits - Listed below are the exhibits filed with this report.

               27      Financial Data Schedules.

               99 Press release dated April 26, 1999 reporting on the acquisition of New England Affiliated Technologies, Inc.


     (b)  Reports on Form 8-K - none

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



                                          KOLLMORGEN CORPORATION


                                          By:   /s/  Robert J. Cobuzzi
                                              Robert J. Cobuzzi, Senior Vice
                                                   President, Treasurer and
                                                   Chief Financial Officer


Date:   May 17, 1999

     Kollmorgen will Acquire New England Affiliated Technologies;
          Adds Capability for Complete Positioning Systems

WALTHAM, Mass. (April 26, 1999) -- Kollmorgen Corporation (NYSE: KOL) announced today that it has agreed to purchase New England Affiliated Technologies, a leader in the application of high-performance motion control for advanced positioning systems. Based in Lawrence, Mass., NEAT has a 25-year history in the design and production of single-axis stages, x-y tables, integrated workstations, and air-bearing slides for industry applications where precise motion is critical.

"This is a perfect fit for Kollmorgen," said Gideon Argov, Kollmorgen's chairman and chief executive. "NEAT serves the next rung up the value ladder. They have the application experience and skills to combine our motors, drives, and servo systems with tables, slides, and workstations into precise positioning systems perfectly suited to the customer's need, especially in the field of linear motion control."

NEAT builds a range of products that integrate motion control components into a more complete system for precisely positioning a part or a product. The company's products can be found in applications as varied as digital imagesetters, semiconductor inspection tools, and DNA analyzing equipment. NEAT enjoys a reputation as a leader in application-specific positioning systems for such fields as graphic arts, biotechnology and instrumentation, disk drives, and semiconductor manufacturing. In addition, NEAT has a well-established reputation in the development of linear positioning systems, one of the fastest growing segments of motion control.

The company has approximately 100 employees at its manufacturing facility in Lawrence, Mass., and recorded sales of approximately $13 million in 1998.

"NEAT adds significant new opportunities for Kollmorgen," Argov said, "particularly in the area of linear motion. We will, of course, incorporate Kollmorgen motors into the NEAT equipment, but we will also introduce the NEAT team to our OEM and industrial customers with the goal of transforming Kollmorgen from a supplier of motors and drives into a supplier of entire linear positioning systems."

"We're very pleased by this acquisition," said Argov. "It's a good example of our ongoing strategy to grow our business around our core expertise, high-performance electronic motion control." Kollmorgen is a leading producer of high-performance electronic motion control components and systems. Additional information can be found on the World Wide Web at http://www.kollmorgen.com.

Cautionary Statement
The anticipated benefits associated with this acquisition are forward-looking as defined in the federal securities laws. Expected performance may not be achieved due to a variety of factors including, but not limited to, competition and continued demand for its products, and other risks detailed in Kollmorgen's filings with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the year ended December 31, 1998, under the heading "Forward-looking Information." Management believes, nonetheless, that the acquisition of NEAT offers the best strategy commensurate with Kollmorgen's financial objectives.

Contact: Dorothy Amaral, Kollmorgen Corp.   (781) 890-5655