Form 10-Q
period 1999-06-30
KOLLMORGEN CORP
filed 1999-08-16
CIK 56583

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 1999

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


        -----------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                               Yes   X       No ____

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Class                                  Outstanding at August 12, 1999
Common Stock, $2.50 par value                        10,078,356 shares

                   KOLLMORGEN CORPORATION AND SUBSIDIARIES


                                                     INDEX



                                                                    Page No.


PART I - Financial Information

        Unaudited Consolidated Statements of                             3
               Operations for the Three Months and Six
               Months Ended June 30, 1999 and 1998

        Unaudited Consolidated Balance Sheets                            4
               as of June 30, 1999 and
               December 31, 1998

        Unaudited Consolidated Statements of Cash Flows                  5
               for the Six Months Ended June 30, 1999
               and 1998

        Notes to Unaudited Consolidated Financial Statements             6

        Management's Discussion and Analysis of Financial                9
               Condition and Results of Operations



PART II - Other Information

                             PART I - FINANCIAL INFORMATION

                       KOLLMORGEN CORPORATION AND SUBSIDIARIES
                        Consolidated Statements of Operations
                    (Dollars in thousands, except per share amounts)
                                     (Unaudited)

                                                                           For the                               For the
                                                                     Three Months Ended                       Six Months Ended
                                                                          June 30,                                June 30,
                                                                   --------------------------              -----------------------
                                                                     1999             1998                   1999            1998
                                                                   ---------        ---------              --------        --------
Net sales                                                          $59,922          $60,340                $119,393        $117,133
Cost of sales                                                       42,999           41,388                  84,877          81,054
                                                                   -------          -------               ---------        --------
Gross profit                                                        16,923           18,952                  34,516          36,079

Selling and marketing expenses                                       6,387            6,077                  12,522          11,696
General and administrative expenses                                  6,752            6,233                  13,204          11,355
Research and development expenses                                    3,434            2,749                   6,487           5,930
Restructuring charge                                                 3,065                -                   3,065               -
Impairment of goodwill and assets
        held for sale                                                    -                -                       -           2,733
Tender offer costs                                                       -                -                       -           1,273
                                                                   -------         ---------               ---------        --------
Income (loss) from operations                                       (2,715)           3,893                    (762)          3,092

Other income (expense):
       Interest expense                                             (1,013)            (852)                 (1,914)         (1,686)
       Interest income                                                  47              273                     121             650
       Intellectual property license,
        net of expenses                                                  -                -                       -          21,217
       Other, net                                                     (279)             122                     899          (8,214)
                                                                   --------        ---------               ---------        --------
Income (loss) before income taxes
  and minority interest                                             (3,960)           3,436                  (1,656)         15,059
(Provision) benefit for income taxes                                 1,385           (1,067)                    580          (7,139)
                                                                   --------        ---------               ---------       ---------
Income (loss) before minority interest                              (2,575)           2,369                  (1,076)           7,920
Minority interest                                                       59              (90)                    194            (81)
                                                                   --------        ---------               ---------       ---------
Net income (loss)                                                  $(2,516)          $2,279                 $  (882)          $7,839
                                                                   ========        =========               =========       =========
Earnings (loss) per common share:
        Basic                                                     $(0.25)            $ 0.23                $  (0.09)           $0.78
        Diluted                                                   $(0.25)            $ 0.21                $  (0.09)           $0.73
                                                                  =========         =========              =========       =========

Number of shares used in calculating earnings (loss) per common share:
        Basic                                                   10,214,040        10,069,067              10,184,608      10,055,310
        Diluted                                                 10,214,040        10,702,072              10,184,608      10,675,887
                                                                ==========        ==========              ==========      ==========


See accompanying notes to unaudited consolidated financial statements.

                              KOLLMORGEN CORPORATION AND SUBSIDIARIES
                                      Consolidated Balance Sheets
                                            (In thousands)
                                              (Unaudited)
                                                ASSETS
                                                                                              June 30,                December 31,
                                                                                                1999                    1998
                                                                                              --------               -----------
Current assets:
        Cash and cash equivalents                                                             $ 8,951                $ 13,086
        Accounts receivable (net of reserve of
          $584 in 1999 and $581 in 1998)                                                       42,427                  48,927
        Recoverable amounts on long-term contracts                                              5,238                   2,597
        Inventories                                                                            29,914                  27,838
        Prepaid expenses and other current assets                                               2,320                   1,885
                                                                                              -------               ---------
Total current assets                                                                           88,850                  94,333

Property, plant and equipment, net                                                             29,535                  30,809
Goodwill, patents and other intangible assets net                                              31,443                  20,420
Deferred income taxes                                                                           9,375                   9,448
Other assets                                                                                   14,490                  13,623
                                                                                              -------                ---------
Total assets                                                                                 $173,693                $168,633
                                                                                              =======                =========
                                LIABILITIES and SHAREHOLDERS' EQUITY

Current liabilities:
        Accounts payable                                                                    $13,875                  $ 14,336
        Income taxes payable                                                                  3,843                     6,733
        Accrued liabilities                                                                  25,145                    28,110
        Line of credit                                                                        9,117                     9,270
        Current portion of long-term debt                                                     2,359                     2,419
                                                                                           ---------                 ---------
Total current liabilities                                                                    54,339                    60,868

Long-term debt                                                                               49,764                    36,120
Other liabilities                                                                            13,984                    14,943
Minority interest                                                                                 -                       175

Shareholders' equity:
        Common stock                                                                         26,945                    26,932
        Additional paid-in capital                                                           13,313                    12,882
        Retained earnings                                                                    21,486                    22,772
        Accumulated other comprehensive loss                                                 (1,683)                     (270)
        Less: common stock in treasury, at cost                                              (4,455)                   (5,789)
                                                                                           ---------                  ---------
Total shareholders' equity                                                                   55,606                     56,527
                                                                                           ---------                  ---------
Total liabilities and shareholders' equity                                                 $173,693                   $168,633
                                                                                           =========                  =========

See accompanying notes to unaudited consolidated financial statements.

                              KOLLMORGEN CORPORATION AND SUBSIDIARIES
                               Consolidated Statements of Cash Flows
                                         (In thousands)
                                          (Unaudited)

                                                                    For the Six Months Ended
                                                                             June 30
                                                                      1999              1998
                                                                    -------           -------
Cash flows from operating activities:
Net income (loss)                                                   $ (882)           $ 7,839
Adjustments to reconcile income (loss) to
  net cash provided by (used in) operating activities:
      Depreciation                                                   3,144              2,559
      Amortization                                                     886                736
      Impaired asset charge                                              -              2,733
      (Gain) loss on sale of assets                                   (359)                22
      Deferred income taxes                                              -             (3,572)
      Minority interest and other non-cash expenses                    (90)               358
Changes in operating assets and liabilities
      Accounts receivable                                            4,639             (2,486)
      Recoverable amounts on long-term contracts                    (2,641)              (196)
      Inventories                                                   (1,636)            (2,662)
      Prepaid expenses                                                (423)              (760)
      Accounts payable and accrued liabilities                      (5,165)             5,347
      Other                                                           (343)             1,060
                                                                  ---------          ---------
        Net cash provided by (used in) operating activities         (2,870)            10,978
                                                                  ---------          ---------
Cash flows from investing activities:
      Capital expenditures                                          (3,601)           (3,766)
      Proceeds from sale of assets                                   1,408                 -
      Acquisitions, net                                            (16,054)                -
      Other                                                            (36)               70
                                                                  ---------         ---------
        Net cash used in investing activities                      (18,283)           (3,696)
                                                                  ---------         ---------
Cash flows from financing activities:
      Borrowings (repayments) under credit lines, net                2,578               286
      Proceeds from common stock issued from treasury                  977                89
      Borrowings (repayments) of long-term debt, net                13,928            (1,242)
      Dividends paid                                                  (404)             (402)
                                                                   --------         ---------
        Net cash provided by (used in) financing activities         17,079            (1,269)
                                                                   --------         ---------
      Effect of exchange rate changes on cash                          (61)             (209)
                                                                   ---------        ---------
      Net increase (decrease) in cash and cash equivalents          (4,135)            5,804
      Cash and cash equivalents at beginning of period              13,086            14,854
                                                                   ---------        ---------
      Cash and cash equivalents at end of period                    $8,951           $20,658
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

2. In the opinion of management, the unaudited consolidated financial statements included herein contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial condition at June 30, 1999, the results of operations for the three month and six month periods ended June 30, 1999 and 1998, and the cash flows for the six month periods ended June 30, 1999 and 1998. The balance sheet at December 31, 1998 was derived from the audited financial statements as of December 31, 1998. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information. These interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

3. Inventories consist of the following:

                                               June 30,            December 31,
                                                 1999                 1998
                                               --------            ------------
                Raw materials                  $12,379               $12,187
                Work in process                 10,320                 8,073
                Finished goods                   7,215                 7,578
                                               -------               -------
                                               $29,914               $27,838
                                               =======               =======


4.  The Company's comprehensive earnings (loss) were as follows:

                                    For the                  For the
                                 Three Months Ended     Six Months Ended
                                     June 30,               June 30,
                                 ------------------      ---------------
                                   1999      1998          1999     1998
                                 -------   -------      -------  -------
        Net income (loss)        $(2,516)  $ 2,279      $  (882) $ 7,839
        Foreign currency
      translation adjustment, net   (257)       76         (919)    (124)
                                 -------   -------      -------  -------
                                 $(2,773)  $ 2,355      $(1,801) $ 7,715
                                 =======   =======      =======  =======


5. The following table includes certain financial information relating to each of the Company's segments:

                                          Industrial         Aerospace
                                              and               and           Corporate,
                                          Commercial          Defense          Interest       Special
                                             Group             Group          And Other        Items        Total

Three months ended:
June 30,1999:
Sales                                      $ 31,272           $28,650               -               -       $59,922
Profit (loss) before tax                     (1,193)            3,287          (2,989)         (3,065)       (3,960)
June 30,1998:
Sales                                         33,708           26,632               -               -        60,340
Profit (loss) before tax                       1,828            3,421          (1,813)              -         3,436

Six months ended:
June 30,1999
Sales                                         64,829           54,564               -               -       119,393
Profit (loss) before tax                         305            6,091          (4,987)         (3,065)       (1,656)
June 30,1998
Sales                                         65,082           52,051               -               -       117,133
Profit (loss) before tax                       3,402            5,803          (2,932)          8,786        15,059

6. In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments. The statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In
        June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FAS Statement 133," which postponed the adoption date of SFAS No. 133. As such, the Company is not required to adopt the statement until fiscal 2001. Had the Company implemented SFAS 133 for the current reporting period there would have been no material effect on the financial statements.

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

                                      For the                For the
                                 Three Months Ended     Six Months Ended
                                      June 30,               June 30,
                                 ------------------      ---------------
                                   1999     1998          1999     1998
                                 -------   -------      -------  -------
       Net income (loss)         $(2,516)  $ 2,279      $  (882) $ 7,839

       Shares used in net income
       (loss) per share - basic   10,214    10,069       10,185   10,055

       Effect of dilutive securities:
       Stock options                   0       633            0      621
                                  -------   -------      -------  -------
       Shares used in net income
       (loss) per share - diluted 10,214     10,702      10,185   10,676

       Net income (loss)
       per share-basic            $(0.25)     $0.23      $(0.09)  $0.78

       Net income (loss)
       per share-diluted          $(0.25)     $0.21      $(0.09)  $0.73


        During the second quarter of 1999, options to purchase 1,455,051 shares of common stock were outstanding, but were not included in the computation of diluted EPS because they would have an anti-dilutive effect due to the Company's net loss position. During the second quarter of 1998, options to purchase 1,500 shares of common stock with an exercise price of $20.94 per share and with an expiration date of May 12, 2008, were outstanding, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares. Also during the second quarter of 1999 and 1998, 853,000 and 905,000, respectively, common equivalent shares of the convertible subordinated debentures were not included in the diluted EPS calculation as a result of their antidilutive effect.

        During the second quarter of 1999, options to purchase 522,407 shares of common stock had exercise prices that exceeded the average market price of the common stock. Exercise prices of these options ranged from $13.56 to $20.94 and expiration dates ranged up to June 14,2009.

        During the first six months of 1999, options to purchase 1,455,051 shares of common stock were outstanding, but were not included in the computation of diluted EPS because they would have an anti-dilutive effect due to the Company's net loss position. During the first six months of 1998, options to purchase 3,000 shares of common stock with exercise prices ranging from $19.63 to $20.94 per share and with an expiration dates ranging up to May 12, 2008, were outstanding, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares. Also during the first six months of 1999 and 1998, 853,000 and 905,000, respectively, common equivalent shares of the convertible subordinated debentures were not included in the diluted EPS calculation as a result of their antidilutive effect.

        During the first six months of 1999, options to purchase 527,780 shares of common stock had exercise prices that exceeded the average market price of the common stock. Exercise prices of these options ranged from $17.75 to $20.94 and expiration dates ranged up to May 26, 2008.


8. Effective May 1, 1999, the Company purchased the assets of New England Affiliated Technologies ("NEAT") from Instrument Industries, Inc. for $16.3 million, plus payments based upon the financial performance of NEAT over the next two years. The acquisition was accounted for as a purchase. The purchase price consists of assets acquired of $4.7 million, liabilities assumed of $1.8 million and goodwill of $13.4 million. NEAT is a leader in the application of high-performance motion control for advanced positioning systems. The company has approximately 100 employees at its manufacturing facility in Lawrence, MA. and recorded sales of approximately $13 million in 1998.


9. The Company recorded a $3.1 million restructuring charge in the second quarter of 1999 for the consolidation of its worldwide drives and controls business and cost reductions in its Industrial and Commercial motion control operations. The charge was primarily for severance costs of $2.3 million associated with the termination of approximately 87 employees in the U.S., Europe, and Israel. The balance of the charge was mainly to provide for the subletting of a leased facility which will allow the Company to move one of its operations to a smaller, more cost effective facility. At June 30, 1999, approximately $403,000 for the termination of 25 people has been charged against the restructuring accrual.


10. On July 1, 1999, the Company completed the purchase of its long-time naval systems partner, Calzoni S.p.A. of Bologna, Italy for approximately $14.0 million. Calzoni designs and builds motion systems and components primarily for naval platforms and is widely recognized as the world's leading maker of submarine masts. Calzoni has facilities in Bologna, as well as Milan and Florence. Sales in 1998 were approximately $25 million.

11. Over the past several years, the Company has notified a number of domestic and foreign companies that it believes infringe certain motion control patents owned by the Company. As previously reported, the Company has concluded royalty bearing licenses and settlements with third parties with respect to these patents. The Company believes that its patents are an important asset of the Company, and intends to enforce its legal rights against alleged infringers.

        In May 1999, the Company commenced a patent infringement action against Yaskawa Electric Corporation and Yaskawa America, Inc. in the United States District Court, Western District of Virginia, Roanoke Division, alleging that defendants' products infringe certain of the Company's patents. The Company is seeking monetary damages and equitable relief. In June 1999, Allen-Bradley Company L.L.C. and Reliance Motion Control, Inc. commenced an action in the Eastern District Court, Eastern District of Wisconsin against the Company for a declaratory judgment of
        non-infringement   requesting  the  court  to  enter  a  judgment  that
        plaintiffs' products do not infringe certain of the Company's motion control patents.

         Management's Discussion and Analysis of Financial Condition
                                 and Results of Operations



        For the three months ended June 30, 1999, the Company had sales of $59.9 million and a net loss, after restructuring charges, of $2.5 million or $0.25 per common share (diluted). These results compare with sales for the three months ended June 30, 1998 of $60.3 million and net income of $2.3 million equal to $0.21 per common share (diluted). For the six months ended June 30, 1999, the Company had sales of $119.4 million and a net loss, after restructuring charges, of $0.9 million, equal to $0.09 per common share (diluted). These results compare with sales for the six months ended June 30, 1998 of $117.1 million and net income of $7.8 million equal to $0.73 per common share (diluted). Excluding the restructuring charge recorded in 1999, and discussed below, the Company's net loss for the three months ended June 30 would have been $0.6 million equal to $0.05 per share (diluted). Excluding the impact of the Special Items in 1998 discussed below, the Company's net income for the three months ended June 30, 1998 would have been $2.3 million equal to $0.21 per share (diluted). For the six months ended, excluding the restructuring charges and Special Items, net income would have been $1.1 million equal to $0.10 per share (diluted) for 1999 and $4.2 million equal to $0.40 per share (diluted) for 1998.

         The Company recorded a $3.1 million restructuring charge in the second quarter of 1999 for the consolidation of its worldwide drives and controls business, and for cost reductions in its industrial and commercial motion control operations (the "Restructuring"). The impact of the consolidation and cost-reduction efforts will result in a more efficient organization and is expected to produce annual savings of approximately $5 million in 2000.


        During the first quarter of 1998, the Company announced the first major license agreement for its pioneering electronic motion control patents in the amount of $27.2 million, which, after legal and other expenses, resulted in income of $21.2 million. In connection with its patent enforcement program (See
Item 1-Legal Proceedings contained in Part II of the Report for a description of the Company's outstanding patent litigation), the Company has engaged counsel to continue enforcement of the Company's patent estate, and accordingly, has recorded a charge of $6.8 million to cover legal expenses and other related costs. The Company recorded a pre-tax charge of $2.7 million, primarily relating to the write-down of goodwill from its 1994 acquisition of the assets of Sperry Marine. Also in the first quarter of 1998, the Company incurred $1.3 million of expenses in conjunction with the tender offer for Pacific Scientific Company. Finally, the Company elected to change the vesting method for post-retirement medical insurance benefits, resulting in a charge of $1.6 million. The total of these items had a positive impact in 1998 of $8.8 million to the reported income before income taxes of the Company and $3.6 million to the net income of the Company. Collectively, the items in this paragraph from the first quarter of 1998 will be referred to as the "Special Items" to provide for comparative discussion of the Company's results on a consistent basis.



                                            RESULTS OF OPERATIONS

     The following table reflects the results of operations for the Company's two operating segments excluding the impact of the Restructuring and the Special Items. This comparison provides a consistent basis by which to view the results of the Company's two operating segments (in millions):


                                                                For the                        For the
                                                           Three Months Ended              Six Months Ended
                                                                June 30,                        June 30,
                                                          1999            1998            1999           1998
                                                          --------      ----------        -------    ---------
Industrial and Commercial Group:
              Bookings                                     $ 32.8       $ 37.0            $ 70.1     $ 74.0
              Sales                                          31.3         33.7              64.8       65.1
              Profit (loss) before tax                       (1.2)         1.8               0.3        3.4
Aerospace and Defense Group:
              Bookings                                     $ 43.0       $ 31.9            $ 85.4     $ 60.1
              Sales                                          28.7         26.6              54.6       52.1
              Profit before tax                               3.3          3.4               6.1        5.8


1999 versus 1998

        The loss before taxes for the three months ending June 30, 1999 of $4.0 million compares with a profit before taxes of $3.4 million in the same period of 1998. The loss before tax for the six months ending June 30, 1999 of $1.7 million compares with profit before tax of $15.1 million in the same period of 1998. Excluding the Restructuring in 1999 and the Special Items in 1998 discussed above, the loss before tax would have been $0.9 million for the three months ending June 30, 1999 compared with profit before tax of $3.4 million for the three months ending June 30, 1998. For the six months ending June 30, 1999 and 1998, profit before tax would have been $1.4 million and $6.3 million, respectively.

        For the three months ended June 30, 1999, the Company's sales decreased $400,000 or 1% as compared to the same period a year ago. The the Aerospace and Defense Group's revenue increased 8% to $28.7 million for the three months ended June 30, 1999 from $26.6 million for the three months ended June 30, 1998. The increase reflects increased revenues for submarine systems, the acquisition of Magnedyne in July 1998 and initial shipments under long term aerospace contracts by the group's French operation. These increases offset declines in the Industrial and Commercial Group's motion control businesses due to a slowdown in the domestic machine tool sector and the continued impact of the Asian economy on the group's high volume business. Sales to the Industrial and Commercial Group's markets of $31.3 million for the three months ended June 30, 1999 represented a decrease of 7% from the $33.7 million of sales in same period of 1998. This decrease was partially offset by the acquisitions of NEAT and Magnedyne.

        The Company's sales increased $2.3 million or 2% for the six months ended June 30, 1999 as compared to the same period a year ago. The Aerospace and Defense Group's revenue increased 5% to $54.6 million for the six months ended June 30, 1999 from $52.1 million for the six months ended June 30, 1998. The increase reflects the acquisition of Magnedyne in July 1998 and initial shipments under long term aerospace contracts by the group's French operation. These increases offset declines in the Industrial and Commercial Group's motion control businesses due to a slowdown in the domestic machine tool sector and the continued impact of the Asian economy on the group's high volume business. Sales to the Industrial and Commercial Group's markets of $64.8 million for the six months ended June 30, 1999 represented a decline from the $65.1 million in same period of 1998. This decline was partially offset by the acquisitions of NEAT and Magnedyne.

        The Company's overall gross margin as a percent of sales declined for both the three and six months ended June 30, 1999 compared to the same periods in 1998. The Industrial and Commercial Group had a decline in gross margin as a percent of sales to 25% for the second quarter of 1999 from 29% in 1998. The decline in margin was due to lower revenues experienced by the group without a corresponding reduction in fixed costs. As part of the Restructuring, the Company has provided for a reduction in overhead costs which will help to improve its gross margin by the fourth quarter of 1999. The Aerospace and Defense Group had a decline in gross margin as a percent of sales from 31% for the second quarter of 1998 to 30% in 1999 as a result of product mix. For the six months ended June 30, 1999 the Industrial and Commercial Group's gross margin as a percent of sales was 26%, down from 29% in the same period of the prior year for the reasons described above. The Aerospace and Defense Group's gross margin for the six months ended June 30, 1999 remained consistent with the same period in the prior year at 31%.

        Sales and marketing expenses were $6.4 million or 11% in the second quarter of 1999 as compared to $6.1 million or 10% for the same period in 1998. Sales and marketing expenses were $12.5 million or 10% in the first six months of 1999 as compared to $11.7 million or 10% for the same period in 1998.

        General and administrative expenses were $6.8 million or 11% of sales in the second quarter of 1999 as compared to $6.2 million or 10% of sales for the same period in 1998. General and administrative expenses were $13.2 million or 11% in the first six months of 1999 as compared to $11.4 million or 10% for the same period in 1998. This increase reflects insurance settlements and credits in the first quarter of 1998 and the effect of the inclusion of Magnedyne and NEAT in 1999.

        Research and development expenses were $3.4 million or 6% of sales for the second quarter of 1999 as compared with $2.7 million or 5% of sales for the same period in the prior year. For the first half of 1999, research and development expenses were $6.5 million or 5% of sales compared to $5.9 or 5% of sales in the same period of the prior year.

Interest and Taxes

        Interest expense was $1.9 million and $1.7 million for the six month periods ending June 30, 1999 and 1998, respectively. The increase in interest expense is due to an increase in borrowing to fund the purchase of the assets of NEAT during the second quarter of 1999.

        The Company recorded a tax benefit of 35% for the three months and six months ended June 30, 1999. The tax rate for the six months ended June 30, 1998 was 47%. That rate reflected the impact of the patent licensing income, recorded in the first quarter of 1998, taxable in the U.S. and subject to Japan withholding tax. Excluding this Special Item, the Company's effective tax rate was 31% in 1998. The Company's effective tax rate, excluding Special Items, is less than the statutory U.S. tax rate as some of the Company's foreign subsidiaries operate in countries where the statutory rate is less than the U.S. rate, or the Company is operating under a tax holiday agreement.

        Bookings increased $21.5 million or 16% during the first six months of 1999 as compared to the same period in the prior year. The increase is due to the improved bookings in the Aerospace and Defense Group, which included a $22 million submarine periscope order.

                     LIQUIDITY AND CAPITAL RESOURCES

        The Company's consolidated cash position decreased by $4.1 million during the first half of 1999. Cash used for operations was $2.9 million, $18.3 million was used for investing activities, and financing activities provided $17.1 million.

        The Company used $5.6 million to fund working capital requirements. This was principally due to scheduled payments for taxes and compensation, including severance.

        The Company's investing activities used $18.3 million primarily relating to the acquisition of NEAT. Capital expenditures used $3.6 million, and the Company received $1.4 million in connection with the sale of a building at book value after an impairment charge in the first quarter of 1998. On July 1, 1999, the Company agreed to purchase Calzoni S.p.A. of Bologna, Italy for approximately $14.0 million. The Company will fund this purchase out of its existing line of credit.

        The Company's financing activities provided $17.1 million of cash during the first half of 1999. This was due to the borrowing under the Company's credit facility to fund the purchase of NEAT. Common dividends paid were $0.4 million or $0.02 per common share for the six months ended June 30, 1999.

        The Company believes that it can generate sufficient cash from operations and its current line of credit to finance its cash requirements for capital expenditures, mandatory sinking fund payments, potential acquisitions, and working capital needs for the next twelve months.


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

     The assessment process has been completed at the Company's U.S. operations. With respect to the Company's international operations, the assessment process has been completed for computer software and hardware information technology systems used internally by the Company. In addition, the Company is finalizing its assessment of significant suppliers at all major locations to determine the extent to which the Company is vulnerable to third parties' failure to remediate their own year 2000 issues. Finally, related to products sold by the Company, the Company believes it has little if any exposure to contingencies related to year 2000 issues.

     During the past three years, as part of business modernization programs intended to reduce cycle time and improve profitability, the Company has purchased Enterprise Resource Planning ("ERP") Systems for some of its operations in the U.S. and other international locations, which the software vendors have indicated are year 2000 compliant. The Company is in the implementation phase for these systems and other ancillary financial systems with many sites expected to achieve full implementation before October 31, 1999. Some sites are not expected to implement new ERP systems before the end of 1999 and accordingly, the Company has begun making the current systems year 2000 compliant. The cost of making those adaptations are not expected to be material and will be expensed in the period incurred. It is expected that the Company's internal systems will be in full compliance before the year 2000. If, due to unforeseen circumstances, the implementation of the plan is not completed on a timely basis, the year 2000 could have a material impact on the operations of the Company.



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

   Forward Looking Information

Certain statements in this report are "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All forward looking statements involve risks and uncertainties. In particular, any statement contained herein, in press releases, written statements or other documents filed with the Securities and Exchange Commission, or in the Company's communications and discussions with investors and analysts in the normal course of business through meetings, phone calls and conference calls, regarding the consummation and benefits of future acquisitions, as well as expectations with respect to future sales, operating efficiencies and product expansion, are subject to known and unknown risks, uncertainties and contingencies, many of which are beyond the control of the Company. These factors may cause actual results, performance or achievements to differ materially from anticipated results, performances or achievements. Factors that might affect such forward looking statements include, but are not limited to, overall economic and business conditions; the demand for the Company's goods and services; the timing of and market acceptance of new products; competitive factors in the industries and geographic markets in which the Company competes; changes in tax requirements (including tax rate changes, new tax laws and revised tax law interpretations); interest rate fluctuations and other capital market conditions, including foreign currency rate fluctuations; economic and political conditions in international markets; the ability to achieve anticipated synergies and other cost savings in connection with acquisitions; the ability of the company to achieve cost savings and subsequent financial performance from its 1999 second quarter restructuring;
the timing, impact and other uncertainties of future acquisitions; and the Company's ability and its customers' and suppliers' ability to replace, modify or upgrade computer programs in order to adequately address the year 2000 issue. Any forward looking statements should be considered in light of these factors.

                                     PART II - OTHER INFORMATION
Item 1.  Legal Proceedings

         Over the past several years, the Company has notified a number of domestic and foreign companies that it believes infringe certain motion control patents owned by the Company. As previously reported, the Company has concluded royalty bearing licenses and settlements with third parties with respect to these patents. The Company believes that its patents are an important asset of the Company, and intends to enforce its legal rights against alleged infringers.

        In May 1999, the Company commenced a patent infringement action against Yaskawa Electric Corporation and Yaskawa America, Inc. in the United States District Court, Western District of Virginia, Roanoke Division, alleging that defendants' products infringe certain of the Company's patents. The Company is seeking monetary damages and equitable relief. In June 1999, Allen-Bradley Company L.L.C. and Reliance Motion Control, Inc. commenced an action in the Eastern District Court, Eastern District of Wisconsin against the Company for a declaratory judgement of non-infringement requesting the court to enter a judgement that plaintiffs' products do not infringe certain of the Company's motion control patents.

Item 5.  Other Information

         On July 1, 1999, the Company completed the purchase of its long-time naval systems partner, Calzoni S.p.A. of Bologna, Italy. Calzoni designs and builds motion systems and components primarily for naval platforms and is widely recognized as the world's leading maker of submarine masts. Calzoni has facilities in Bologna, as well as Milan and Florence. Sales in 1998 were approximately $25 million.

Item 6.  Exhibits and Reports on Form 8-K

        (a) Exhibits - Listed below are the exhibits filed with this report.

                      10 First Amendment to Fifth Amended and Restated Multicurrency Credit Agreement dated as of September 30, 1997, among Kollmorgen Corporation, certain other Financial Institutions Listed on
                              Schedule 1, and BankBoston, N.A., as Agent.

                      27      Financial Data Schedules.


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



                                             KOLLMORGEN CORPORATION


                                             By:   /s/  Robert J. Cobuzzi
                                                 Robert J. Cobuzzi, Senior Vice
                                                    President, Treasurer and
                                                    Chief Financial Officer


Date:   August 13, 1999

                                                                EXHIBIT 10


                           FIRST AMENDMENT
        TO FIFTH AMENDED AND RESTATED MULTICURRENCY CREDIT AGREEMENT


         First Amendment dated as of May 14, 1999 to Fifth Amended and Restated Multicurrency Credit Agreement (the "Amendment"), by and among KOLLMORGEN CORPORATION, a Delaware corporation (the "Company"), PMI MOTION TECHNOLOGIES GmbH, a German limited liability company ("PMI GmbH"), BANKBOSTON, N.A. and the other lending institutions listed on Schedule 1 to the Credit Agreement (as hereinafter defined) (collectively, the "Banks"), ABN AMRO Bank, N.V., as the new fronting bank (the "Fronting Bank") and BANKBOSTON, N.A., as agent for the Banks and the Fronting Bank (in such capacity, the "Agent"), amending certain provisions of the Fifth Amended and Restated Multicurrency Credit Agreement dated as of September 30, 1997 (as amended and in effect from time to time, the "Credit Agreement") by and among the Company, PMI GmbH, the Banks, the Fronting Bank and the Agent. Terms not otherwise defined herein which are defined in the Credit Agreement shall have the same respective meanings herein as therein.

         WHEREAS, the Company, PMI GmbH, the Fronting Bank, and the Banks have agreed to modify certain terms and conditions of the Credit Agreement as specifically set forth in this Amendment;

         NOW, THEREFORE, in consideration of the premises and the mutual agreements contained herein and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto hereby agree as follows:

         1. Amendment to ss.1 of the Credit Agreement. Section 1 of the Credit Agreement is hereby amended as follows:

         (a) the definition of "Borrowers" is hereby amended by deleting the text of the definition in its entirety and substituting in place thereof the words "The Company, PMI GmbH and any other Borrowing Subsidiary.";

         (b) the definition of "Collateral Instruments" is hereby amended by inserting immediately after the words "of PMI GmbH" the words "or any other Borrowing Subsidiary";

         (c) the definition of "Counter Indemnity" is hereby amended by deleting the words "PMI GmbH" in each place in which they appear in such definition and substituting in place thereof the words "any Borrowing Subsidiary";

         (d) the definition of "DM Lending Office" is hereby amended by deleting such definition in its entirety;

         (e) the definition of "International Facility Loans" is hereby amended by deleting the words "to PMI GmbH pursuant to ss.4 and all liabilities of PMI GmbH" in their entirety and substituting in place thereof the words "to any Borrowing Subsidiary pursuant to ss.4 and all liabilities of such Borrowing Subsidiary";

         (f) the definition of "Maximum DM Amount" is hereby amended by deleting such definition in its entirety;

         (g) the definition of "Optional Currency" is hereby amended by inserting immediately after the words "Any currency" which appear in such definition the words "(including, without limitation, the Euro)"; and

         (h)  Section  1.1  is  further   amended  by  inserting  the  following
definitions in the appropriate alphabetical order:

                  ABN.  ABN Amro Bank N.V.

                  Borrowing Subsidiary. Collectively, (a) PMI GmbH and (b) any other wholly-owned Subsidiary of the Company which shall have delivered to the Agent an election to become a Borrowing Subsidiary, in substantially the form of Exhibit G hereto (the "Election Request"), duly executed by such wholly-owned Subsidiary and the Company and which Election Request shall have been approved in writing by the Agent, the Fronting Bank and the Majority Banks, with such approval to be at the sole discretion of the Agent, the Fronting Bank and the Majority Banks.

                  Election Request. As such term is defined in the definition of "Borrowing Subsidiary".

                  EMU. The third stage of the economic and monetary union formed pursuant to the EU Treaties.

                  Euro LIBOR Rate. With respect to any Loans denominated or to be denominated in Euros, the rate of interest equal to (a) the rate at which the Agent or the Fronting Bank, as the case may be, is able to obtain deposits for comparable amounts in Euros for the relevant Interest Period in the London interbank market for a period comparable to the duration of such Interest Period, as determined by the Agent or the Fronting Bank, as the case may be divided by (b) a number equal to
         1.00 minus the Eurocurrecy Reserve Rate, if applicable.

                  EU Treaties. The Treating Establishing the European Economic Community, as amended by the Treaty on the European Union (the Maastrict Treaty).

                  Euro or e. The currency introduced during the third stage of the EMU.

                  Foreign Lending Office. Initially, the German branch or the Italian branch, as the case may be, of ABN in its capacity as Fronting Bank, and thereafter such office as the Fronting Bank, in its sole discretion acting in good faith, may notice to the Agent and the Borrowers and which office shall include any lending office, branch or affiliate of ABN.

                  participating member state. Each state described as a "participating member state" in the EU Treaties.

         2. Amendment to ss.4 of the Credit Agreement. Section 4 of the Credit Agreement is hereby amended by deleting Section 4 in its entirety and restating it as follows:

         4.  INTERNATIONAL CREDIT FACILITY.

                  4.1 Eurocurrency Loans. Subject to the terms and conditions set forth in this Credit Agreement, (a) the Fronting Bank agrees to lend to any Borrowing Subsidiary, and each such Borrowing Subsidiary may borrow, repay, and reborrow from time to time between the Closing Date and the Revolving Credit Loan Maturity Date either (i) upon notice by such Borrowing Subsidiary to the Agent and the Fronting Bank's
         Foreign Lending Office located in Germany given in accordance with ss.4.6, Loans in Deutschmarks for a specified Interest Period to bear interest at the Eurocurrency Rate (the "DM Eurocurrency Loans"), or, at such Borrowing Subsidiary's option from time to time, subject to ss.4.7 hereof, Loans in an Optional Currency for a specified Interest Period to bear interest at the Eurocurrency Rate (the "Optional Currency Loans"), or (ii) by means of overdraft advances on such Borrowing Subsidiary's DM current account with the Fronting Bank's Foreign Lending Office located in Germany (the "DM Overdraft Advances") and (b) the Fronting Bank agrees to issue Collateral Instruments for the account of each such Borrowing Subsidiary upon receipt by it of a duly-completed and executed Counter Indemnity from such Borrowing Subsidiary in respect of each such Collateral Instrument, in form and substance satisfactory to the Fronting Bank, provided that (a) the Dollar Equivalent of the aggregate amount of all liabilities of the Borrowing Subsidiaries in respect of all such Counter Indemnities (whether contingent or otherwise) plus the Dollar Equivalent of the total amount of DM Eurocurrency Loans and DM Overdraft Advances outstanding at any one time (after giving effect to all amounts requested) plus the Dollar Equivalent of the total amount of Optional Currency Loans outstanding at any one time (after giving effect to all amounts requested) (such aggregate amount being referred to herein as "Total Facility Usage") shall not exceed $20,000,000, and, provided further that the aggregate amount of all liabilities of the Borrowing Subsidiaries in respect of all such Counter Indemnities (whether contingent or otherwise) plus the total amount of DM Eurocurrency Loans outstanding at any one time (after giving effect to all amounts requested) plus the total amount of Optional Currency Loans outstanding at any one time (after giving effect to all amounts requested) plus the aggregate amount of all DM Overdraft Advances outstanding at any one time, plus the sum of the outstanding amount of the Revolving Credit Loans (after giving effect to all amounts requested) plus the Maximum Drawing Amount and all Unpaid Reimbursement Obligations shall not at any time exceed the Total Commitment. Each request for a DM Eurocurrency Loan, Optional Currency Loan or Collateral Instruments hereunder and acceptances of a DM Overdraft Advance under this ss.4.1 shall constitute a representation and warranty by the applicable Borrowing Subsidiary and the Company that the conditions set forth in ss.12 and ss.13, in the case of the initial DM Eurocurrency Loan, Optional Currency Loan or Collateral Instruments (if any) to be made or issued, and ss.13, in the case of all other DM Eurocurrency Loans, Optional Currency Loans or Collateral Instruments, have been satisfied on the date of such request or acceptance, as the case may be.

                  4.2 Mandatory Repayments of International Facility Loans. If at any time, for any reason whatsoever, including without limitation fluctuations in currency rates (a) the Dollar Equivalent of the Total Facility Usage exceeds $20,000,000 by more than 5% (with such amount which exceeds the Total Facility Usage by more than 5% being hereinafter referred to as the "IFL Excess"), or (b) the sum of (i) Total Facility Usage plus (ii) the sum of the outstanding amount of the Revolving Credit Loans (after giving effect to all amounts requested) plus (iii) the Maximum Drawing Amount and all Unpaid Reimbursement Obligations shall at any time exceed the Total Commitment (with such amount being hereinafter referred to as the "Additional Excess"), then each Borrowing Subsidiary shall immediately pay the IFL Excess or, as the case may be, the Additional Excess to the Fronting Bank, for application first, to reduce the outstanding amount of DM Overdraft Advances, second, to provide cash collateral in respect of any outstanding Counter Indemnities and third, to any International Facility Loans then outstanding.

                  4.3. Interest on International Facility Loans. Except as otherwise provided in ss.6.11, each International Facility Loan shall bear interest as follows:

                  (a) with respect to DM Overdraft Advances, interest shall be payable by the relevant Borrowing Subsidiary on the day-to-day balance in such Borrowing Subsidiary's current account maintained with the Fronting Bank's Foreign Lending Office located in Germany at a rate per annum equal to the higher of (i) Eurocurrency Rate plus the Applicable Margin or (ii) such other rate as the local rate charged by the Fronting Bank at the time the DM Overdraft Advances are outstanding; and shall be deducted from such current account on the last Eurocurrency Business Day of each calendar month or such other monthly date as such Foreign Lending Office may reasonable require such payments; and

                  (b) with respect to all other International Facility Loans, for the period commencing with the Drawdown Date thereof and ending on the last day of the Interest Period with respect thereto at a rate per annum equal to the sum of (i) the Eurocurrency Rate determined for such Interest Period plus (ii) the Applicable Margin with respect to Eurocurrency Rate Loans as in effect from time to time. Each Borrowing Subsidiary promises to pay interest, in accordance with ss.6.3 on each International Facility Loan in arrears on each Interest Payment Date with respect thereto.

                  4.4. Requests for Eurocurrency Loans. The applicable Borrowing Subsidiary shall give to the Agent and the Fronting Bank's Foreign Lending Office written notice substantially in the form of Exhibit C hereto (or telephonic notice confirmed in a writing in the form of Exhibit C hereto) of each International Facility Loan requested hereunder (an "International Facility Loan Request") no less than two
         (2) Eurocurrency Business Days prior to the proposed Drawdown Date of such Eurocurrency Rate Loan. Each such notice shall specify (a) the principal amount of the Loan requested, (b) the proposed Drawdown Date of such Loan, (c) the Interest Period for such Loan (d) the Type of such Loan; and (e) whether such Loan is a DM Eurocurrency Loan or an Optional Currency Loan. Each International Facility Loan Request for an International Facility Loan shall be irrevocable and binding on such Borrowing Subsidiary and shall obligate such Borrowing Subsidiary to accept the International Facility Loan requested on the proposed Drawdown Date therefor. Each such International Facility Loan Request shall be in a minimum aggregate amount of the DM Equivalent of $250,000 or an integral multiple thereof. In no event shall the Borrowing
         Subsidiaries have more than (i) three (3) Drawdown Dates of Eurocurrency Loans in any calendar month, and (ii) five (5) different Interest Periods for borrowings of Eurocurrency Loans outstanding at any time.

                  4.5 Evidence of Eurocurrency Loans. The obligations of each Borrowing Subsidiary to repay all amounts borrowed by it as Eurocurrency Loans and DM Overdraft Advances, all interest thereon and all other amounts payable by it in respect thereof shall be evidenced by this Credit Agreement, it being the intention of the parties hereto that such Borrowing Subsidiary's obligations with respect to the International Facility Loans owed by it is evidenced only as stated herein and not by separate promissory notes or other instruments.

                  4.6. Maturity of Eurocurrency Loans. Each Borrowing Subsidiary promises to pay on the Revolving Credit Loan Maturity Date, or such earlier date as the Total Commitment shall terminate or the obligations with respect to the International Facility Loan shall be accelerated in accordance with ss.14, and there shall become absolutely due and payable on the Revolving Credit Loan Maturity Date or such earlier date, all of the International Facility Loans outstanding on such date, together with any and all accrued and unpaid interest thereon, and to provide on such date cash collateral satisfactory to the Fronting Bank for the aggregate amount of all liabilities of such Borrowing Subsidiary (whether contingent or otherwise) in respect of all Counter Indemnities outstanding on such date.

                  4.7  Optional Currencies.

                  4.7.1. Request for Optional Currency. Subject to the limitations set forth in ss.4.1, each Borrowing Subsidiary may, upon at least three (3) Business Days' notice to the Agent and the Fronting Bank (an "OC Notice"), request that one or more International Facility Loans be made as Eurocurrency Rate Loans in an Optional Currency, provided that any International Facility Loan proposed to be made under this ss.4.7.1 shall be in an amount not less than $250,000, or a greater amount which is an integral multiple of $100,000, or the equivalent in an Optional Currency. Each OC Notice requesting an International Facility Loan in an Optional Currency shall be by telephone, telex, telecopy or cable (in each case confirmed in writing by the requesting Borrowing Subsidiary), specifying (a) the Optional Currency Loan to be made, (b) the requested date of the proposed borrowing, (c) the requested currency in which the Optional Currency Loan is to be made, (d) the initial Interest Period for the Optional Currency Loan to be borrowed, and (e) such Borrowing Subsidiary's account with the Fronting Bank, or, in the case of an Optional Currency which is the legal tender of a country in which the Fronting Bank has no office, with another depository specified by such requesting Borrowing Subsidiary in such country, to which payment of the proceeds of such Optional Currency Loan is to be made. If the Fronting Bank, on or prior to the second Business Day preceding the first day of any Interest Period for which an OC Notice has been delivered requesting an International Facility Loan in an Optional Currency or on any funding date, determines (which determination shall be conclusive) that the Optional Currency is not freely transferable and convertible into Dollars or that it will be impracticable for the Fronting Bank to fund the International Facility Loan in such Optional Currency, then the Fronting Bank shall so notify Agent, which notification shall be given immediately by the Agent to such Borrowing Subsidiary, and the requested Optional Currency Loan shall, notwithstanding any contrary election by such Borrowing Subsidiary or any other provisions hereof, be denominated in Deutschmarks as a DM Eurocurrency Loan unless such Borrowing Subsidiary, one Business Day prior to the commencement of the Interest Period elects to have such Optional Currency Loan denominated in Dollars as a Eurocurrency Rate Loan. Subject to the foregoing and to the satisfaction of the terms and conditions of ss.ss.12 and 13, each International Facility Loan requested to be made in an Optional Currency will be made on the date specified therefor in the OC Notice, in the currency requested in the OC Notice and, upon being so made, will have the Interest Period requested in the OC Notice.

                  4.7.2. Exchange Rate. For purposes of this Credit Agreement the amount in one currency which shall be equivalent on any particular date to a specified amount in another currency shall be that amount (as conclusively ascertained by the Fronting Bank by its normal banking practices, absent manifest error) in the first currency which is or could be purchased by the Fronting Bank (in accordance with normal banking practices) with such specified amount in the second currency in any recognized Eurocurrency Interbank Market selected by the Fronting Bank in good faith for delivery on such date at the spot rate of exchange prevailing at 2:00 p.m. (local time at the Fronting Bank's Foreign Lending office) (or as soon thereafter as practicable) on such date (such amount described in this ss.4.7.2, the "Rate of Exchange").

                  4.7.3. Multiple  Denominations.  In the event that any portion of the funds available under the terms of this Credit Agreement is denominated in one or more Optional Currencies, the Dollar equivalent of such portion of the funds shall be calculated pursuant to ss.2.9.2 above. The amount so determined shall then be added to the amount already outstanding in Dollars for the purpose of determining the remaining availability of funds under ss.4 hereof and any required repayments under ss.4.2.

                  4.7.4. Funding. The Fronting Bank may make any International Facility Loan denominated in an Optional Currency by causing any of its foreign branches or foreign affiliates to make such Optional Currency Loan (whether or not such branch or affiliate is named as a lending office on the signature pages hereof); provided that in such event the obligation of the applicable Borrowing Subsidiary to repay such Optional Currency Loan shall nevertheless be to the Fronting Bank and shall, for all purposes of this Credit Agreement be deemed made by the Fronting Bank, to the extent of such Optional Currency Loan, for the account of such branch or affiliate.

         3. Amendment to ss.5 of the Credit Agreement. Section 5.1.1 of the Credit Agreement is hereby amended by deleting the words "(i) the sum of the aggregate Maximum Drawing Amount, all Unpaid Reimbursement Obligations and all obligations under the Collateral Instruments shall not exceed $15,000,000 at any one time; and (ii)" which appear in the second sentence of ss.5.1.1.

         4. Amendment to ss.6 of the Credit Agreement. Section 6 of the Credit Agreement is hereby amended as follows:

         (a) Section 6.12.2(iii) of the Credit Agreement is hereby amended by deleting the reference to "PMI GmbH" which appears in ss.6.12.2(iii) and substituting in place thereof the words "any Borrowing Subsidiary"; and

         (b) Section 6 of the Credit Agreement is further amended by inserting immediately after the end of the text ofss.6.12 the following:

                  6.13.  European Monetary Union.

                  (a) When,  as a result of the  implementation  of the EMU, any
         Optional Currency or Deutschmarks, as the case may be, ceases to be lawful currency of the nation issuing such Optional Currency or Deutschmarks and is replaced by the Euro as the lawful currency of such nation, any amount payable hereunder by the Banks to any Borrower, or by any Borrower to the Banks, in such Optional Currency or Deutschmarks, as the case may be, shall instead be payable in the Euro and the amount so payable shall be determined by translating the amount payable in such Optional Currency or Deutschmarks, as the case may be, to the Euro at the exchange rate then recognized by the European Central Bank for the purpose of implementing the EMU.

                  (b) Upon written notice by the Agent to the Company, any Optional Currency or Deutschmarks, as the case may be, recognized at the same time as the Euro shall no longer be available as an Optional Currency or Deutschmarks, as the case may be, for purposes of this Credit Agreement, effective at the expiration of the period of five (5) Business Days following the Company's receipt of such notice. Such notice shall apply to (i) any Loan to be made or Letter of Credit or Collateral Instrument to be issued, extended or renewed on or after the expiration of such five (5) Business Day period or (ii) any Loan outstanding at the end of such five (5) Business Day period and denominated in such Optional Currency or Deutschmarks, as the case may be, following the expiration of the Interest Period applicable to such outstanding Loan at the time of the expiration of such five (5) Business Day period.

                  (c) The Agent and the Fronting Bank may in its discretion by notice to the Banks and the Company:

                  (i) modify the definition of "Business Day" to include a principal financial center of any participating member state where Loans to bear interest by reference to the Euro LIBOR Rate are funded, or any amounts are or are to be paid in Euros;

                  (ii) designate an account or accounts at a bank in a principal financial center of any participating member state for receiving payments to the Agent or the Fronting Bank, whether for the account of the Agent, the Fronting Bank or for the account of the Banks, in immediately available funds, in Euros or for disbursing Loans to bear interest by reference to the Euro LIBOR Rate;

                  (iii) designate the date or time for fixing the Euro LIBOR Rate for any Interest Period to be consistent with any practice or convention in the London interbank market;

                  (iv) designate the fraction for rounding upwards quotations by the Reference Bank used to determine the Euro LIBOR Rate, to be, in the reasonable judgment of the Agent, as nearly as may be, consistent with the rounding of quotation by the Reference Banks for other Optional Currencies or Deutschmarks, as the case may be, and also consistent with any practice or convention in the London interbank market;

                  (v) designate other mechanics for fixing the Euro LIBOR Rate to be, in the reasonable judgment of the Agent, as nearly as may be, consistent with the mechanics for determining rates for other Optional Currencies or Deutschmarks, as the case may be, (e.g. by reference to Reuters screen or page) and also consistent with any practice or convention in the London interbank market (e.g. by reference to a comparable Reuters screen or page for the Euro);

                  (vi) designate the period of notice from any Borrower to the Agent or the Fronting Bank required for the Borrowers to borrow any Loan to be denominated in Euros or to convert any Loan denominated in another Optional Currency or Deutschmarks, as the case may be, to a Loan denominated in Euros;

                  (vii) designate the basis of accrual of interest, fees or other amounts to be consistent with any practice or convention in the London interbank market with respect to amounts calculated or payable in Euros;

                  (viii) where this Credit Agreement specifies a minimum amount or integral multiple thereof, designate what the Agent or the Fronting Bank considers a reasonably comparable and convenient minimum amount and integral multiple for the Euro; and

                  (ix) where this Credit Agreement specifies an amount to be paid in an Optional Currency or Deutschmarks, as the case may be, that is, under the terms of this Section, to be paid in Euros, designate a convenient amount in Euros to account for de minimis rounding.

                  (d) Section 6.4 shall not apply in the event that an Optional Currency or Deutschmarks, as the case may be, is not available or an interbank offered rate may not be quoted for such Optional Currency or Deutschmarks, as the case may be, solely because such Optional Currency or Deutschmarks, as the case may be, ceases to be lawful currency of the nation issuing such Optional Currency or Deutschmarks, as the case may be, and is replaced by the Euro as the lawful currency of such nation, so long as the Euro is available as an Optional Currency or Deutschmarks, as the case may be, and the Euro LIBOR Rate may be quoted for the Euro.

                  (e) Each Borrower agrees, at the request of the Majority Banks, at any time and within 30 days following such request, to enter into an agreement amending this Credit Agreement in such manner as the Majority Banks shall reasonably specify in order further to reflect the implementation of the EMU and to place the parties hereto in the position they would have been in had the EMU not been implemented.

                  (f) Each Borrower agrees, at the request of any Bank, to compensate such Bank for any reasonable loss, cost, expense or reduction in return that shall be incurred or sustained by such Bank as a result of the implementation of the EMU and that would not have been incurred or sustained but for the transactions provided for herein. A certificate of a Bank setting forth (i) the amount or amounts necessary to compensate such Bank, (ii) a description of the nature of the loss or expense sustained or incurred by such Bank as a consequence thereof and (iii) a reasonably detailed explanation of the calculation thereof shall be delivered to the applicable Borrower and shall be conclusive absent manifest error. The Borrowers shall pay such Bank the amount shown as due on any such certificate within ten (10) days after receipt thereof.

         5. Amendment to ss.7 of the Credit Agreement. Section 7 of the Credit Agreement is hereby amended as follows:

         (a) Section 7.1 of the Credit Agreement is hereby amended by (i) deleting each of the first two references to "PMI GmbH" which appear in ss.7.1 and substituting in place thereof the words "any Borrowing Subsidiary"; and (ii) deleting the last reference to "PMI GmbH" which appears in ss.7.1 and substituting in place thereof the words "such Borrowing Subsidiary";

         (b) Section 7.2 of the Credit Agreement is hereby amended by deleting each reference to "PMI GmbH" which appears in ss.7.2 and substituting in place thereof the words "any Borrowing Subsidiary";

         (c) Section 7.3 of the Credit Agreement is hereby amended by deleting the reference to "PMI GmbH" which appears in ss.7.3 and substituting in place thereof the words "any Borrowing Subsidiary"; and

         (d) Section 7.5 of the Credit Agreement is hereby amended by deleting the reference to "PMI GmbH" which appears in ss.7.5 and substituting in place thereof the words "any Borrowing Subsidiary".

         6. Amendment to ss.8 of the Credit Agreement. Section 8.1(b) of the Credit Agreement is hereby amended by deleting the reference to "PMI GmbH" which appears in ss.8.1(b) and substituting in place thereof the words "the Company".

         7. Amendment to ss.10 of the Credit Agreement. Section 10 of the Credit Agreement is hereby as follows:

         (a) Section 10.1(m) of the Credit Agreement is hereby amended by (i) deleting the amount "$10,000,000" which appears in ss.10.1(m) and substituting in place thereof the amount "$15,000,000"; and (ii) deleting the word "and" which appears at the end of the text of ss.10.1(m);

         (b) Section 10.1(n) of the Credit Agreement is hereby amended by deleting the period which appears at the end of the text of ss.10.(n) and substituting in place thereof a semicolon and the word "and";

         (c) Section 10.1 of the Credit Agreement is further amended by inserting immediately after the text ofss.10.1 (n) the following:

                  (o) unsecured Indebtedness of the Company not otherwise permitted in this ss.10.1 which does not exceed, in the aggregate, $10,000,000 outstanding at any one time;

         (d) Section 10.5(a)(7) of the Credit Agreement is hereby amended by deleting the words "exceed $30,000,000 and that portion of the aggregate purchase price for such Permitted Acquisitions (or series of related Permitted Acquisitions) constituting cash and any assumed Indebtedness does not exceed $20,000,000" which appears in ss.10.5(a)(7) and substituting in place thereof the words "exceed $35,000,000".

         8. Amendment to the Credit Agreement. The Credit Agreement is further amended (a) by deleting each reference to "DM Lending Office" in each place in which it appears and substituting in place thereof the words "Foreign Lending Office" and (b) by incorporating the Exhibit G attached hereto as the Exhibit G to the Credit Agreement.

         9. Resignation of Fronting Bank. Notwithstanding anything to the contrary contained in the Credit Agreement, the parties hereto hereby agree that from and after the date hereof BKB shall be considered as having resigned of the Fronting Bank in accordance with the provisions of the Credit Agreement and ABN shall be the Fronting Bank under the Credit Agreement.

         10. Conditions to Effectiveness. This Amendment shall not become effective until the Agent receives a counterpart of this Amendment executed by the Company, PMI GmbH, the Agent, the Fronting Bank and the Banks;

         11. Representations and Warranties. Each of the Company and PMI GmbH hereby repeats, on and as of the date hereof, each of the representations and warranties made by it in ss.8 of the Credit Agreement (except to the extent of changes resulting from matters contemplated or permitted by the Credit Agreement and the other Loan Documents, changes occurring in the ordinary course of business that singly or in the aggregate are not materially adverse, and to the extent that such representations and warranties relate expressly to an earlier date), provided, that all references therein to the Credit Agreement shall refer to such Credit Agreement as amended hereby. In addition, each of the Company and PMI GmbH hereby represents and warrants that the execution and delivery by the Company and PMI GmbH of this Amendment and the performance by the Company and PMI GmbH of all of its agreements and obligations under the Credit Agreement as amended hereby are within the corporate authority of the Company and PMI GmbH and have been duly authorized by all necessary corporate action on the part of the Company and PMI GmbH.

         12. Ratification, Etc. Except as expressly amended hereby, the Credit Agreement and all documents, instruments and agreements related thereto, including, but not limited to the Guarantees, are hereby ratified and confirmed in all respects and shall continue in full force and effect. The Credit Agreement and this Amendment shall be read and construed as a single agreement. All references in the Credit Agreement, the Loan Documents or any related agreement or instrument to the Credit Agreement shall hereafter refer to the Credit Agreement as amended hereby.

         13. No Waiver. Nothing contained herein shall constitute a waiver of, impair or otherwise affect any Obligations, any other obligation of the Borrowers or any rights of the Agent or the Banks consequent thereon.

         14. Counterparts. This Amendment may be executed in one or more counterparts, each of which shall be deemed an original but which together shall constitute one and the same instrument.

         15. Governing Law. THIS AMENDMENT SHALL BE GOVERNED BY, AND CONSTRUED IN ACCORDANCE WITH, THE LAWS OF THE COMMONWEALTH OF MASSACHUSETTS (WITHOUT REFERENCE TO CONFLICT OF LAWS).


         IN WITNESS WHEREOF, the parties hereto have executed this Amendment as a document under seal as of the date first above written.

                                               KOLLMORGEN CORPORATION



                                               By:_____________________________
                                               Name:
                                               Title:

                                               PMI MOTION TECHNOLOGIES GmbH



                                               By:_____________________________
                                               Name:
                                               Title:

                                               BANKBOSTON, N.A., individually
                                               and as Agent



                                               By:_____________________________
                                               Name:
                                               Title:

                                               ABN AMRO Bank N.V., individually
                                               and as Fronting Bank



                                               By:_____________________________
                                               Name:
                                               Title:


                                               By:_____________________________
                                               Name:
                                               Title:

                                               FIRST UNION BANK



                                               By:_____________________________
                                               Name:
                                               Title: