Form 10-Q
period 1999-09-30
KOLLMORGEN CORP
filed 1999-11-15
CIK 56583

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 1999

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


        ----------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)


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

          Class                           Outstanding at November 12, 1999
Common Stock, $2.50 par value                    10,307,929 shares

                   KOLLMORGEN CORPORATION AND SUBSIDIARIES


                                                     INDEX



                                    Page No.


PART I - Financial Information

        Unaudited Consolidated Statements of                              3
               Operations for the Three Months and Nine
               Months Ended September 30, 1999 and 1998

        Unaudited Consolidated Balance Sheets                             4
               as of September 30, 1999 and
               December 31, 1998

        Unaudited Consolidated Statements of Cash Flows                   5
               for the Nine Months Ended September 30, 1999
               and 1998

        Notes to Unaudited Consolidated Financial Statements              6

        Management's Discussion and Analysis of Financial                 9
               Condition and Results of Operations



PART II - Other Information

                             PART I - FINANCIAL INFORMATION

                       KOLLMORGEN CORPORATION AND SUBSIDIARIES
                        Consolidated Statements of Operations
                    (Dollars in thousands, except Share and per share amounts)
                                     (Unaudited)
                                                  For the                       For the
                                              Three Months Ended           Nine Months Ended
                                                September 30,                September 30,
                                              --------------------        -------------------
                                              1999          1998          1999           1998
                                              ---------   --------        --------     --------
Net sales                                     $62,974     $61,891         $182,367     $179,024
Cost of sales                                  44,405      42,410          129,282      123,464
                                              ---------   --------        --------     --------
Gross profit                                   18,569      19,481           53,085       55,560

Selling and marketing expenses                  6,504       5,694           19,026       17,390
General and administrative expenses             7,997       6,203           21,201       17,558
Research and development expenses               3,041       2,609            9,528        8,539
Restructuring charge                                -           -            3,065            -
Impairment of goodwill and assets
        held for sale                               -           -                -        2,733
Tender offer costs                                  -           -                -        1,273
                                              ---------   --------        ---------     -------
Income from operations                          1,027       4,975              265        8,067

Other income (expense):
       Interest expense                        (1,042)       (888)          (2,956)      (2,574)
       Interest income                             23          70              144          720
       Intellectual property license,
            net of expenses                         -           -                -       21,217
       Other, net                               1,386         372            2,285        7,842)
                                              --------    --------        ---------    ---------
Income (loss) before income taxes
  and minority interest                         1,394       4,529             (262)      19,588
(Provision) benefit for income taxes             (488)     (1,400)              92       (8,539)
                                              --------    --------        ---------    ---------
Income (loss) before minority interest            906       3,129             (170)      11,049
Minority interest                                   6         (11)             200          (92)
                                              --------    --------        ---------    ---------
Net income                                    $   912      $3,118              $30      $10,957
                                              ========    ========        =========    =========
Earnings per common share:
        Basic                                   $0.09       $0.31            $0.00        $1.09
        Diluted                                 $0.09       $0.30            $0.00        $1.04
                                              ========    ========        =========    =========

Number of shares used in calculating Earnings per common share:
        Basic                              10,288,974    10,094,692     10,219,144   10,068,581
        Diluted                            10,468,515    10,488,452     10,461,134   10,519,120
                                           ==========    ==========     ==========   ==========

See accompanying notes to unaudited consolidated financial statements.

                              KOLLMORGEN CORPORATION AND SUBSIDIARIES
                                      Consolidated Balance Sheets
                                            (In thousands)
                                                (Unaudited)
                                                    ASSETS
                                                                                            September 30,              December 31,
                                                                                                    1999                       1998
                                                                                            ------------               ------------
Current assets:
        Cash and cash equivalents                                                            $  6,598                     $ 13,086
        Accounts receivable (net of reserve of
          $502 in 1999 and $581 in 1998)                                                       52,085                       48,927
        Recoverable amounts on long-term contracts                                              6,211                        2,597
        Inventories                                                                            33,906                       27,838
        Prepaid expenses and other current assets                                               3,767                        1,885
                                                                                             ---------                    ---------
Total current assets                                                                          102,567                       94,333

Property, plant and equipment, net                                                             32,377                       30,809
Intangible assets, net                                                                         41,073                       20,420
Deferred income taxes                                                                           9,376                        9,448
Other assets                                                                                   14,651                       13,623
                                                                                              --------                    ---------
Total assets                                                                                 $200,044                     $168,633
                                                                                             =========                    =========
                                LIABILITIES and SHAREHOLDERS' EQUITY

Current liabilities:
        Accounts payable                                                                     $ 17,745                     $ 14,336
        Income taxes payable                                                                    3,722                        6,733
        Accrued liabilities                                                                    34,170                       28,110
        Line of credit and notes payable                                                       19,712                        9,270
        Current portion of long-term debt                                                       2,350                        2,419
                                                                                             ---------                    ---------
Total current liabilities                                                                      77,699                       60,868

Long-term debt                                                                                 50,938                       36,120
Other liabilities                                                                              13,945                       14,943
Minority interest                                                                                   -                          175

Shareholders' equity:
        Common stock                                                                           26,950                       26,932
        Additional paid-in capital                                                             13,413                       12,882
        Retained earnings                                                                      22,191                       22,772
        Accumulated other comprehensive loss                                                     (884)                        (270)
        Less: common stock in treasury, at cost                                                (4,208)                      (5,789)
                                                                                             ---------                    ---------
Total shareholders' equity                                                                     57,462                       56,527
                                                                                             ---------                    ---------
Total liabilities and shareholders' equity                                                   $200,044                     $168,633
                                                                                             =========                    =========

See accompanying notes to unaudited consolidated financial statements.

                              KOLLMORGEN CORPORATION AND SUBSIDIARIES
                               Consolidated Statements of Cash Flows
                               (In thousands)
                                 (Unaudited)
                                                                                                          For the
                                                                                                   Nine Months Ended
                                                                                                       September 30,
                                                                                                  ------------------
                                                                                                    1999                   1998
                                                                                                 ---------              ---------
Cash flows from operating activities:
Net income                                                                                       $     30               $ 10,957
Adjustments to reconcile income to
  net cash provided by (used in) operating activities:
      Depreciation                                                                                  4,660                  3,892
      Amortization                                                                                  1,451                  1,282
      Restructuring charge                                                                          3,065                      -
      Impaired asset charge                                                                             -                  2,733
      (Gain) loss on sale of assets                                                                  (267)                    25
      Deferred income taxes                                                                             -                 (3,572)
      Minority interest and other non-cash expenses                                                   (55)                   111
Changes in operating assets and liabilities
      Accounts receivable                                                                           6,647                 (5,497)
      Recoverable amounts on long-term contracts                                                   (3,614)                  (186)
      Inventories                                                                                  (3,499)                (3,083)
      Prepaid expenses                                                                               (534)                   445
      Accounts payable and accrued liabilities                                                     (6,888)                 2,671
      Other                                                                                          (695)                   901
                                                                                                 ---------              ---------
        Net cash provided by operating activities                                                     301                 10,679
                                                                                                 ---------              ---------
Cash flows from investing activities:
      Capital expenditures                                                                         (5,543)                (6,327)
      Proceeds from sale of assets                                                                  2,137                    250
      Acquisitions and equity investments, net                                                    (18,497)               (10,250)
      Other                                                                                          (199)                  (558)
                                                                                                 ---------              ---------
        Net cash used in investing activities                                                     (22,102)               (16,885)
                                                                                                 ---------              ---------
Cash flows from financing activities:
      Borrowings under credit lines, net                                                            2,673                  3,145
      Proceeds from common stock issued from treasury                                                 982                     (5)
      Borrowings (repayments) of long-term debt, net                                               12,886                    (32)
      Dividends paid                                                                                 (611)                  (602)
                                                                                                 ---------              ---------
        Net cash provided by financing activities                                                  15,930                  2,506
                                                                                                 ---------              ---------
      Effect of exchange rate changes on cash                                                        (617)                  (241)
                                                                                                 ---------              ---------
      Net decrease in cash and cash equivalents                                                    (6,488)                (3,941)
      Cash and cash equivalents at beginning of period                                             13,086                 14,854
                                                                                                 ---------              ---------
      Cash and cash equivalents at end of period                                                 $  6,598               $ 10,913
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

2. In the opinion of management, the unaudited consolidated financial statements included herein contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial condition at September 30, 1999, the results of operations for the three month and nine month periods ended September 30, 1999 and 1998, and the cash flows for the nine month periods ended September 30, 1999 and 1998. The balance sheet as of December 31, 1998 was derived from the audited financial statements as of December 31, 1998. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information. These interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

3.      Inventories consist of the following:


                                          September 30,       December 31,
                                             1999                  1998
                                          ------------        -----------
                Raw materials             $12,499               $12,187
                Work in process            15,973                 8,073
                Finished goods              5,434                 7,578
                                          ---------             ---------
                                          $33,906               $27,838
                                          =========             =========

4.      The Company's comprehensive earnings (loss) were  as follows:
                                   For the                  For the
                                 Three Months Ended     Nine Months Ended
                                     September 30,         September 30,
                                 ------------------      ---------------
                                   1999      1998          1999     1998
                                 -------   -------      -------  -------
        Net income               $   912  $ 3,118       $   30   $10,957
        Foreign currency
      translation adjustment, net    519      367         (399)      243
                                 -------   -------      -------  -------
                                 $ 1,431  $ 3,485       $ (369)  $11,200
                                 =======   =======      =======  =======

5. The following table includes certain financial information relating to each of the Company's segments:

                                          Industrial         Aerospace
                                              and               and           Corporate,
                                          Commercial          Defense          Interest       Special
                                             Group             Group          And Other        Items        Total

Three months ended:
September 30,1999:
Sales                                     $ 33,993           $ 28,981                -              -       $ 62,974
Profit (loss) before tax                     1,688              1,955           (2,249)             -          1,394
September 30,1998:
Sales                                       37,326             24,565                -              -         61,891
Profit (loss) before tax                     2,892              2,984           (1,347)             -          4,529

Nine months ended:
September 30,1999:
Sales                                       98,822             83,545                -              -        182,367
Profit (loss) before tax                     1,993              8,046           (7,236)        (3,065)          (262)
September 30,1998
Sales                                      102,408             76,616                -              -        179,024
Profit (loss) before tax                     6,294              8,787           (4,279)         8,786         19,588

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

                                         For the                For the
                                 Three Months Ended    Nine Months Ended
                                      September 30,        September 30,
                                 ------------------      ---------------
                                   1999     1998          1999     1998
                                 -------   -------      -------  -------
     Net income                  $  912    $ 3,118      $    30  $ 10,957
     Shares used in net income
      per share - basic          10,289     10,095       10,219    10,069

     Effect of dilutive securities:
     Stock options                  180        393          242       450
                                -------    -------      -------   -------
     Shares used in net income
     per share - diluted         10,469     10,488       10,461    10,519

     Net income
      per share-basic             $0.09      $0.31        $0.00     $1.09

     Net income
      per share-diluted           $0.09      $0.30        $0.00     $1.04

        During the third quarter of 1999, options to purchase 562,919 shares of common stock with exercise prices ranging from $12.50 to $20.94 and with expiration dates ranging up to August 15, 2009 were outstanding, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares. During the first nine months of 1999, options to purchase 531,405 shares of common stock with exercise prices ranging from $13.88 to $20.94 and with expiration dates ranging up to August 15, 2009 were outstanding, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares. During both the third quarter and the first nine months of 1999, 853,000 common equivalent shares of the convertible subordinated debentures were not included in the diluted EPS calculation as a result of their antidilutive effect.

        Options to purchase 548,495 and 1,874 shares of common stock during the third quarter and the first nine months of 1998, respectively, with exercise prices ranging from $17.75 to $20.94 and with expiration dates of May 26, 2008, were outstanding, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares. Additionally, during both the third quarter and the first nine months of 1998, 905,000 common equivalent shares of the convertible subordinated debentures were not included in the diluted EPS calculation as a result of their antidilutive effect.

8. Effective May 1, 1999, the Company purchased the assets of New England Affiliated Technologies ("NEAT") for $16.3 million from Instrument Industries, Inc. The acquisition was accounted for as a purchase. The purchase price consists of assets acquired of $4.7 million, liabilities assumed of $1.8 million and goodwill of $13.4 million. NEAT is a leader in the application of high-performance motion control for advanced positioning systems. The company has approximately 100 employees at its manufacturing facility in Lawrence, MA, and recorded sales of approximately $13 million in 1998.

9. The Company recorded a $3.1 million restructuring charge in the second quarter of 1999 for the consolidation of its worldwide drives and controls business and cost reductions in its Industrial and Commercial motion control operations. The charge was primarily for severance costs of $2.3 million associated with the termination of approximately 87 employees in the U.S., Europe, and Israel. The balance of the charge was mainly to provide for the subletting of a leased facility which will allow the Company to move one of its operations to a smaller, more cost effective facility. At September 30, 1999, approximately $0.7 million for the termination of 33 people has been charged against the restructuring accrual.

10. On July 1, 1999, the Company completed the purchase of its long-time naval systems partner, Calzoni S.p.A. of Bologna, Italy for approximately $13.0 million. Of the purchase price $2.7 million was paid in cash and a note payable was issued for the remainder of the purchase price and is payable within the next twelve months. The purchase price consists of assets acquired of $33 million, liabilities assumed of $30 million and goodwill of $10 million. Calzoni designs and builds motion systems and components primarily for naval platforms and is a leading maker of submarine masts. Calzoni has facilities in Bologna, as well as Milan and Florence. Sales in 1998 were approximately $25 million.

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

12. In early November, 1999 the Corporation acquired an eastern European manufacturer of precision motors for a purchase price of approximately $12 million. The Corporation utilized its existing lines of credit to fund this acquisition.

           Management's Discussion and Analysis of Financial Condition
                                 and Results of Operations


        For the three months ended September 30, 1999, the Company had sales of $63.0 million and a net income of $0.9 million or $0.09 per common share (diluted). These results compare with sales for the three months ended September 30, 1998 of $61.9 million and net income of $3.1 million, equal to $0.30 per common share (diluted). For the nine months ended September 30, 1999, the Company had sales of $182.4 million and net income, after restructuring charges, of $30,000, or $0.00 per common share (diluted). These results compare with sales for the nine months ended September 30, 1998 of $179.0 million and net income of $11.0 million, equal to $1.04 per common share (diluted). Excluding the restructuring charge recorded in 1999, and discussed below, the Company's net income for the nine months ended September 30 would have been $2.0 million, equal to $0.19 per share (diluted). Excluding the impact of the Special Items in 1998 discussed below, the Company's net income for the nine months ended September 30, 1998 would have been $7.4 million, equal to $0.70 per share (diluted).

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

        During the first quarter of 1998, the Company announced the first major license agreement for its pioneering electronic motion control patents in the amount of $27.2 million, which, after legal and other expenses, resulted in income of $21.2 million. In connection with its patent enforcement program), the Company has engaged counsel to continue enforcement of the Company's patent estate, and accordingly, has recorded a charge of $6.8 million to cover legal expenses and other related costs. The Company recorded a pre-tax charge of $2.7 million, primarily relating to the write-down of goodwill from its 1994 acquisition of the assets of Sperry Marine. Also in the first quarter of 1998, the Company incurred $1.3 million of expenses in conjunction with the tender offer for Pacific Scientific Company. Finally, the Company elected to change the vesting method for post-retirement medical insurance benefits, resulting in a charge of $1.6 million. The total of these items had a positive impact in 1998 of $8.8 million to the reported income before income taxes of the Company and $3.6 million to the net income of the Company. Collectively, the items in this paragraph from the first quarter of 1998 will be referred to as the "Special Items" to provide for comparative discussion of the Company's results on a consistent basis.


                              RESULTS OF OPERATIONS


        The following table reflects the results of operations for the Company's two operating segments excluding the impact of the Restructuring and the Special Items. This comparison provides a consistent basis by which to view the results of the Company's two operating segments (in millions):

                                         For the                For the
                                    Three Months Ended      Nine Months Ended
                                       September 30,          September 30,
                                    1999      1998          1999         1998
                                    -------- ---------    ---------  ----------
Industrial and Commercial Group:
              Bookings              $ 37.8   $ 26.1       $ 107.9       $ 100.1
              Sales                   34.0     37.3          98.8         102.4
              Profit before tax        1.7      2.9           2.0           6.3
Aerospace and Defense Group:
              Bookings              $ 32.7   $ 18.3       $ 118.1       $  78.4
              Sales                   29.0     24.6          83.5          76.6
              Profit before tax        2.0      3.0           8.0           8.8

1999 versus 1998

        The profit before taxes for the three months ending September 30, 1999 of $1.4 million compares with a profit before taxes of $4.5 million in the same period of 1998. The loss before taxes for the nine months ending September 30, 1999 of $0.3 million compares with profit before tax of $19.6 million in the same period of 1998. Excluding the Restructuring in 1999 and the Special Items in 1998 discussed above, the income before taxes would have been $2.8 million for the nine months ending September 30, 1999 compared with profit before taxes of $10.8 million for the nine months ending September 30, 1998.

        For the three months ended September 30, 1999, the Company's sales increased $1.1 million or 2% as compared to the same period a year ago. The Aerospace and Defense Group's revenue increased 18% to $29.0 million for the three months ended September 30, 1999 from $24.6 million for the three months ended September 30, 1998. The increase reflects the Calzoni acquisition, and increased revenues for its defense systems and aerospace subsystems offsetting a decline in sales of the group's motion control components. The Industrial and Commercial Group's motion control businesses continued to be affected by the slowdown in the domestic machine tool sector and the continued impact of the Asian economy on the group's high volume business. Sales to the Industrial and Commercial Group's markets of $34.0 million for the three months ended September 30, 1999 represented a decrease of 9% from the $37.3 million of sales in same period of 1998, excluding the acquisition of NEAT sales declined 20%.

        The Company's sales increased $3.3 million or 2% for the nine months ended September 30, 1999 as compared to the same period a year ago. The Aerospace and Defense Group's revenue increased 9% to $83.5 million for the nine months ended September 30, 1999 from $76.6 million for the nine months ended September 30, 1998. The increase reflects the acquisition of Calzoni in July 1999 and initial shipments under long term aerospace contracts by the group's French operation. These increases offset declines in the Industrial and Commercial Group's motion control businesses due to a slowdown in the domestic machine tool sector and the continued impact of the Asian economy on the group's high volume business. Sales to the Industrial and Commercial Group's markets of $98.8 million for the nine months ended September 30, 1999 represented a 4% decline from the $102.4 million in same period of 1998. This decline was partially offset by the acquisitions of NEAT and Magnedyne, and excluding these acquisitions sales declined 16%.

        The Company's overall gross margin as a percentage of sales declined for both the three and nine months ended September 30, 1999 compared to the same periods in 1998. The Industrial and Commercial Group had an increase in gross margin as a percentage of sales to 31% for the third quarter of 1999 from 29% in 1998. The increase in margin was primarily due to the NEAT acquisition. The Industrial and Commercial Group's gross margin as a percentage of sales improved significantly over the 25% reported for the second quarter due, in large part, to the Restructuring, where the Company has reduced its overhead costs. The Aerospace and Defense Group had a decline in gross margin as a percentage of sales to 26% for the third quarter of 1999 from 33% in 1998 as a result of a volume decline in its component sales. For the nine months ended September 30, 1999 the Industrial and Commercial Group's gross margin as a percentage of sales was 28%, down from 31% in the same period of the prior year. The decline in margin reflects the lower gross profit attained by the group in the first nine months of 1999 as compared to 1998 which was due to lower revenues without a corresponding reduction in fixed costs. The Aerospace and Defense Group's gross margin for the nine months ended September 30, 1999 declined to 29% from 31% for the comparable period in 1998. This decline was a result of a volume decline in its component sales.

        Sales and marketing expenses were $6.5 million or 10% of sales in the second quarter of 1999 as compared to $5.7 million or 9% for the same period in 1998. Sales and marketing expenses were $19.0 million or 10% in the first nine months of 1999 as compared to $17.4 million or 10% for the same period in 1998. The increased spending is principally due to the NEAT and Calzoni acquisitions.

        General and administrative expenses were $8.0 million or 13% of sales in the third quarter of 1999 as compared to $6.2 million or 10% of sales for the same period in 1998. General and administrative expenses were $21.2 million or 12% in the first nine months of 1999 as compared to $17.6 million or 10% for the same period in 1998. This increase reflects the inclusion of Magnedyne, NEAT, and Calzoni costs and goodwill amortization in 1999, and external consulting costs associated with improvements made to the Company's information systems.

        Research and development expenses were $3.0 million or 5% of sales for the third quarter of 1999 as compared with $2.6 million or 4% of sales for the same period in the prior year. For the first nine months of 1999, research and development expenses were $9.5 million or 5% of sales compared to $8.5 or 5% of sales in the same period of the prior year. The increase in R&D expenses is attributable to increased spending on aerospace programs by the Company's subsidiary in France, and the NEAT acquisition.

Interest and Taxes

        Interest expense was $3.0 million and $2.6 million for the nine month periods ending September 30, 1999 and 1998, respectively. The increase in interest expense is due to an increase in borrowing to fund the purchase of the NEAT assets during the second quarter of 1999.

        The Company recorded a tax provision of 35% for the three months and nine months ended September 30, 1999. The tax rate for the nine months ended September 30, 1998 was 44%. The 1998 rate reflected the impact of the patent licensing income, recorded in the first quarter of 1998, taxable in the U.S. and subject to Japan withholding tax. Excluding this Special Item, the Company's effective tax rate was 31% in 1998. The Company's effective tax rate, excluding Special Items, is less than the statutory U.S. tax rate as some of the Company's foreign subsidiaries operate in countries where the statutory rate is less than the U.S. rate, or the Company is operating under a tax holiday agreement.

        Bookings increased by $26.1 million or 59% for the third quarter of 1999 as compared to the third quarter of 1998. Without the impact of acquisitions, bookings increased $18.6 million or 42%, reflecting increased bookings in the Aerospace and Defense Group's system and subsystem businesses, and improved bookings by the Industrial and Commercial Group due to increases in the semiconductor and electronics sector and the high volume business. Bookings increased $47.5 million or 27% during the first nine months of 1999 as compared to the same period in the prior year. The increase is due to the improved bookings in the Aerospace and Defense Group, which included a $22 million submarine periscope order, and the impact of acquisitions.


                     LIQUIDITY AND CAPITAL RESOURCES

        The Company's consolidated cash position decreased by $6.5 million during the nine months ended September 30, 1999. Cash provided by operations was $0.3 million, $22.1 million was used for investing activities, and financing activities provided $16 million.

        The Company used $5.5 million to fund working capital requirements. This was principally due to increased requirements by the Aerospace and Defense Group's systems business reflecting increased inventory procured under long term military contracts.

        The Company's investing activities used $22.1 million primarily relating to the acquisitions of NEAT and Calzoni which totaled $18.5 million. Capital expenditures used $5.5 million, and the Company received $2.1 million in connection with the sale of buildings.

        The Company's financing activities provided $16 million of cash during the nine months ended September 30, 1999. This was principally due to the borrowing under the Company's credit facility to fund the purchase of NEAT. Common dividends paid were $0.6 million or $0.06 per common share for the nine months ended September 30, 1999.

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

     During the past three years, as part of business modernization programs intended to reduce cycle time and improve profitability, the Company has purchased Enterprise Resource Planning ("ERP") Systems for some of its operations in the U.S. and other international locations, which the software vendors have indicated are year 2000 compliant. The Company is in the implementation phase for these systems and other ancillary financial systems with many sites expected to achieve full implementation before November 30, 1999. Some sites are not expected to implement new ERP systems by the end of 1999 and accordingly, the Company has begun making the current systems year 2000 compliant. The cost of making those adaptations are not expected to be material and will be expensed in the period incurred. It is expected that the Company's internal systems will be in full compliance before the year 2000. If, due to unforeseen circumstances, the implementation of the plan is not completed on a timely basis, the year 2000 could have a material impact on the operations of the Company.

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

     Forward Looking Information

     Certain statements in this report are "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All forward looking statements involve risks and uncertainties. In particular, any statement contained herein, in press releases, written statements or other documents filed with the Securities and Exchange Commission, or in the Company's communications and discussions with investors and analysts in the normal course of business through meetings, phone calls and conference calls, regarding the consummation and benefits of future acquisitions, as well as expectations with respect to future sales, operating efficiencies and product expansion, are subject to known and unknown risks, uncertainties and contingencies, many of which are beyond the control of the Company. These factors may cause actual results, performance or achievements to differ materially from anticipated results, performances or achievements. Factors that might affect such forward looking statements include, but are not limited to, overall economic and business conditions; the demand for the Company's goods and services; the timing of and market acceptance of new products; competitive factors in the industries and geographic markets in which the Company competes; changes in tax requirements (including tax rate changes, new tax laws and revised tax law interpretations); interest rate fluctuations and other capital market conditions, including foreign currency rate fluctuations; economic and political conditions in international markets; the ability to achieve anticipated synergies and other cost savings in connection with acquisitions; the ability to achieve cost savings and its subsequent financial performance from its second quarter restructuring; the timing, impact and other uncertainties of future acquisitions; and the Company's ability and its customers' and suppliers' ability to replace, modify or upgrade computer programs in order to adequately address the year 2000 issue. Any forward looking statements should be considered in light of these factors.

                             PART II - OTHER INFORMATION


Item 5.  Other Information

        In early November, 1999, the Company acquired a manufacturer of brushless electronic servo motors located in Brno, Czech Republic. These motors are sold primarily in eastern and western Europe to manufacturers of industrial machinery and equipment. The purchase price for this acquisition was approximately $12 million.

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


Date:   November 12, 1999