Form 10-K405
period 1999-12-31
KOLLMORGEN CORP
filed 2000-03-30
CIK 56583

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[X]Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
   Act of 1934 for the fiscal year ended December 31, 1999,

                                      or

[_]Transition report pursuant to Section 13 or 15(d) of the Securities
   Exchange Act of 1934 for the transition period from       to      .

                         Commission File Number 1-5562

                            KOLLMORGEN CORPORATION
            (Exact name of registrant as specified in its charter)

               New York                              04-2151861
    (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)               Identification No.)

  Reservoir Place, 1601 Trapelo Road,                02451-7333
              Waltham, MA                            (Zip Code)
    (Address of principal executive
                office)

      Registrant's telephone number, including area code: (781) 890-5655

  Securities registered pursuant to Section 12(b) of the Act:

             Title of each class                 Name of each exchange on which registered
             -------------------                 -----------------------------------------
        Common Stock--$2.50 par value                  New York Stock Exchange, Inc.
       Preferred Stock Purchase Rights                 New York Stock Exchange, Inc.
       8 3/4% Convertible Subordinated                 New York Stock Exchange, Inc.
             Debentures Due 2009

  Securities registered pursuant to Section 12(g) of the Act:

                                     None
                             (Title of each class)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  State the aggregate market value of the voting stock held by non-affiliates of the registrant.
                      $148,514,111 as of March 24, 2000.

  Indicate the number of outstanding shares of the registrant's Common Stock.
                    10,335,275 shares as of March 24, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the 2000 Definitive Proxy Statement to be filed for the 2000 Annual Meeting of Shareholders are incorporated by reference into Part III.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

Item 1. Business.

  (a) General. Kollmorgen Corporation (the "Company"), incorporated in the State of New York in 1916, is one of the major worldwide manufacturers of high performance electronic motion control products and systems and has operations in two industry segments: (1) Industrial and Commercial and (2) Aerospace and Defense.

  (b) Financial Information about Operating Segments. A table setting forth the amounts of revenue, pre-tax profit or loss, identifiable assets and capital additions attributable to each of the Company's operating segments in each of its last three fiscal years is contained in Note 18 captioned "Geographic and industry information" to the Financial Statements.

  (c) Narrative Description of Business. Below is a description of the Company's two operating segments.

 Industrial and Commercial Group

  The Company's products and services in this segment include (i) a number of different types of permanent magnet motors, associated electronic amplifiers and feedback components, controls and related systems for a variety of applications, (ii) motion control positioning systems and (iii) specialized engineering services to the electric utility industry. The Company's line of servo motors and related drive electronics are used in many types of industrial automation, process control, packaging, semiconductor and electronic assembly and fabrication, machine tool, underwater equipment and robotic applications. Its torque motors and tachometer generators are used worldwide in medical, machine tool and process control applications. In February 2000, Otis Elevator Company ("Otis") announced that it selected the Company as its exclusive supplier of the motion system for the Otis Gen2 elevator. The Company developed the proprietary permanent magnet motor for this elevator as part of a development effort with Otis.

  The Company's stepper motors and brushless motors are used for office and factory automation, instrumentation, and medical applications. The Commack, New York facility designs, manufactures and sells a line of low inertia, high speed of response, d.c. motors and associated electronics used primarily in industrial automation and medical applications. Recently, the Company's motors have been used in electric vehicle applications, including electric bicycles. The Company also manufactures and sells torque and linear motors for various commercial and industrial applications.

  The Company distributes industrial motors and a proprietary line of analog and digital electronic drives under the trademarks Servostar(R), Digifas(TM) and Digilink(TM) in Europe through its wholly-owned German subsidiary, Kollmorgen Seidel Servo Drives GmbH. The Company also distributes and manufactures industrial motors in the People's Republic of China through a joint venture company, Tianjin Kollmorgen Industrial Drives Corporation, located in Tianjin, Peoples Republic of China.

  In addition to its principal facilities located in Virginia, New York and California, where its core servo products are being designed and manufactured, the Company develops certain proprietary electronic products in Israel and Germany, and manufactures and assembles its commercial products in several other geographic locations.

  In April 1999, the Company purchased substantially all of the assets of New England Affiliated Technologies ("NEAT") a designer and manufacturer of high performance motion control positioning systems. NEAT, located in Lawrence, Massachusetts, designs and fabricates products for a variety of applications that are utilized in a number of markets, including semiconductor, biomedical and graphic arts. In November 1999, the Company acquired Semcom s.r.o., a designer and manufacturer of brushless servo motors that are sold under the SMB trademark throughout Western and Eastern Europe. Semcom has a manufacturing facility in Brno, Czech Republic and a sales office in Dettenheim, Germany. In December 1999, the Company acquired from its joint venture partner the remaining 49% of its Bombay, India motor facility that manufactures fractional horsepower brushless motors primarily for the computer and electronics markets.

  In this segment, competitive advantage is gained by the ability of the Company to design new or adapt existing motor and drive systems to meet relatively stringent packaging and performance requirements of customers, most of whom are original equipment manufacturers purchasing the motors and drives for inclusion in their end product. While meeting these stringent technical specifications, the motors and drives must also be price competitive. The number and identity of the competitors in this segment vary depending upon the particular industry and product application. Several large European and Japanese manufacturers, either directly or through joint ventures with American companies, have been able to compete successfully in the United States machine tool and industrial automation marketplaces, including the market for industrial motors of the type that the Company manufactures. In other markets, there are relatively few competitors for each marketplace or application, and generally they are specialized domestic or foreign motor manufacturers.

  The products in this segment are marketed and sold directly through qualified technical personnel employed by the Company, or through manufacturers' representatives or distributors, or by a combination of the foregoing.

  The Company provides engineering services for the modification and upgrade of nuclear and fossil power plants of domestic electric utility companies and independent power producers through a wholly-owned subsidiary, Proto-Power Corporation located in Groton, Connecticut. This business also licenses its proprietary computer-aided engineering software to utility companies for analyzing the performance of their power plant systems and equipment.

  The backlog of this segment at the end of 1999 was $51.5 million, of which approximately 90% is expected to be shipped in 2000.

 Aerospace and Defense Group

  The Company's motion control products and subsystems in this segment are primarily manufactured by Kollmorgen Artus, a French subsidiary, the Inland Motor Division, located in Radford, Virginia, its Electro-Optical Division located in Northampton, Massachusetts and its Italian subsidiary, Calzoni S.p.A.

  Kollmorgen Artus manufactures and sells generators, special motors, electro-mechanical actuators and drive electronics, synchros, and resolvers, which are sold worldwide into the aerospace and defense market. This business also has a motor facility in Bien Hoa, Vietnam, for the manufacture of resolvers, subassemblies and motors. Kollmorgen Artus also manufactures and sells calibration systems for air traffic control navigation aids.

  The Company's specialty d.c. torque motors, tachometer generators and electro-mechanical actuators and related electronics are designed and manufactured at its Inland Motor facility in Radford, Virginia and used worldwide in a variety of aerospace and defense applications, including missiles and military aircraft and sophisticated guidance tracking systems.

  In addition to the products described above, the Company has been the primary designer and major supplier of submarine periscopes to the United States Navy since 1916 and also markets and sells submarine periscopes to navies throughout the world through its Electro-Optical Division.

  In July 1999, the Company acquired Calzoni S.p.A., a designer and manufacturer of proprietary motion systems and components, including submarine masts, sold worldwide. Prior to the acquisition, the Company and Calzoni had worked closely together for over 15 years on such programs as the U.S. Navy's non-penetrating periscope ("NPP") and Universal Modular Mast ("UMM"). Calzoni, with operations in Bologna, Milan and Florence, Italy also designs and builds a range of other motion products for a variety of surface and underwater applications. In addition, this Italian subsidiary designs and sells the Panerai brand of specialized naval lighting products.

  In 1995, the Company received a $35 million contract from the Naval Sea Systems Command to design and build a new photonic system for submarines that would replace the traditional "through the hull" periscope. In 1998, the Company was awarded the first production order of this system. In April 1999, the Company received a follow-on $17 million order to deliver 14 Universal Modular Masts for the Navy's Virginia-class submarines and in January 2000, the Company received a $17.5 million contract extension from the Naval Sea Systems Command to provide the photonics for these submarines.

  In the international market, the Company received, in March 1999, a $22 million contract from a German shipyard to deliver four Model 76 Attack and Search periscopes to the Turkish Navy. In addition, in February 2000, the Company announced a $15 million order from the Egyptian Navy for optronic periscope systems to be funded through Foreign Military Funds.

  The Electro-Optical Division also has been an important supplier of other electro-optical instruments for various weapon systems, including specialized on-board sights for the DDG-51 Arleigh Burke Class of guided missile destroyers. These instruments often possess highly advanced servo-driven optical systems and may use lasers, infrared detectors, or low-light level television imaging systems for night vision. The Company also designs and markets a proprietary weapon control system under the registered trademark CLAWS(R) for a variety of platforms.

  In November 1999, the Company also received a $5.5 million contract for its proprietary MK46 Mod 1 Optical Sight System. The four systems are to be installed on the Navy's DDG-51 Arleigh Burke Class destroyers. The Company has been the sole supplier of MK46 systems to the U.S. Navy since 1990.

  In general, the Company's aerospace and defense business is characterized by long-term contracts that require the delivery of products over more than one year and may include progress payments during the manufacture of the product. Competition is generally limited to divisions of large multinational companies that specialize in military contracting. The Company has been able to compete effectively against these larger companies because of the Company's experience and expertise in the specialized areas that it serves.

  The backlog of this segment at the end of 1999 was $127.1 million of which approximately 62% is expected to be shipped in 2000.

 Customer Base.

  Except to the extent that sales to the U.S. government under numerous prime and sub-contracts may be considered as sales to a single customer, the Company's business is not characterized by dependence upon one customer or a few customers, the loss of any of which would have a materially adverse effect on its total business. Typical of all engineered or custom-made component businesses, the Company's motion technologies business is characterized by a customer base founded upon a number of large key accounts, the importance of any one of which can vary from year to year. During 1999, no customer accounted for 10% or more of the Company's consolidated revenues.

 Government Sales.

  In 1999, sales to the U.S. Government or for U.S. Government end-use represented approximately 20.2% of revenues.

 Patents.

  The Company has either applied for or been granted a number of domestic and foreign patents pertaining to its business segments. The Company believes that these patents are and will be important to the Company's continued leadership position in these business segments and, when necessary, has and will continue to enforce its legal rights against alleged infringements of its patent estate. In 1998, the Company received $27.2 million under a confidential settlement and paid-up license agreement with a large multinational Japanese company covering certain of the Company's motion control patents. During the past two years, the Company has notified a number of domestic and foreign companies that licenses are available for these patents. During the fourth quarter of 1998, and in 1999, the Company also concluded additional licenses for these patents. For a description of the Company's outstanding patent enforcement litigations, see Item 3 captioned "Legal Proceedings".

 Raw Materials.

  The raw materials essential to the Company's business are generally available in the open market, and the Company did not experience any significant shortages in such materials during the past three years. The Company believes that it has adequate sources of raw materials available for use and does not anticipate any significant shortages.

 Research and Development.

  During 1999, the Company spent $12.2 million or approximately 4.8% of its consolidated sales on research activities related to the development of new products. This compares to $12.1 million or 5% in 1998, and $9.7 million or 4.3% in 1997. Substantially all of this amount was sponsored by the Company.

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

 Employees.

  The Company is a party to a collective bargaining agreement with the International Association of Machinists and Aerospace Workers that currently covers 28 employees and expires in August 2002.

  As of December 31, 1999, the Company employed approximately 2,180 employees. The Company believes that it enjoys satisfactory relations with its employees, including those covered by the collective bargaining agreement.

 Financial Information About Foreign and Domestic Operations and Export Sales.

  Financial information on the Company's foreign and domestic operations and export sales is contained in the response to Item 14(a) of this Report.

Item 2. Properties.

  The Company's corporate office is located in Waltham, Massachusetts. The table, which follows, sets forth a current summary of the locations of the Company's principal operating plants and facilities, and other pertinent facts concerning them. The Company's facilities are substantially utilized, well maintained and suitable for its products and services.

                                                           Size of      Leased
   Business Segment                      Location          Facility    or Owned
   ----------------                      --------          --------    --------
Industrial and Commercial Group... Bombay, India         23,000 sq.ft.  Leased
                                   Brno, Czech Republic  23,500 sq.ft.  Owned
                                   Commack, NY          100,000 sq.ft.  Leased
                                   Dusseldorf, Germany   34,000 sq.ft.  Leased
                                   Groton, CT            32,000 sq.ft.  Leased
                                   Lawrence, MA          30,000 sq.ft.  Leased
                                   Petach Tikva, Israel  11,000 sq.ft.  Leased
                                   Radford, VA (1)      261,000 sq.ft.  Owned
                                   Radford, VA           15,000 sq.ft.  Leased
                                   Vista, CA (1)         37,000 sq.ft.  Leased
Aerospace and Defense Group....... Avrille, France       94,000 sq.ft.  Owned
                                   Besancon, France      15,000 sq.ft.  Owned
                                   Bien Hoa, Vietnam     24,000 sq.ft.  Owned
                                   Bologna, Italy       120,000 sq.ft.  Leased
                                   Brattleboro, VT       24,000 sq.ft.  Leased
                                   Northampton, MA       98,000 sq.ft.  Owned
Corporate......................... Waltham, MA            6,250 sq.ft.  Leased

--------
(1) Portions of these facilities are utilized for the Aerospace and Defense
    Group.

Item 3. Legal Proceedings.

  The Company has various legal proceedings arising from the ordinary conduct of its business; however, they, including the litigations described below, are not expected to have a material adverse effect on the consolidated financial position, cash flows, or results of operations of the Company.

  In connection with the Company's patent enforcement program described under the section captioned "Patents", the Company is currently a party in two patent litigations.

  In May 1999, the Company commenced an action against Yaskawa Electric Corporation ("YEC") and Yaskawa Electric America, Inc. ("YEA"), in the United States District Court, Western District of Virginia, Roanoke Division, alleging that defendants' products infringe certain of the Company's motion control patents. The Company is seeking monetary damages and equitable relief. In June 1999, YEC and YEA filed a countersuit in the Northern District of Illinois (Chicago) seeking a declaratory judgment that the same patents are invalid and/or not infringed. A hearing on Yaskawa's motion to dismiss the lawsuit against YEC for lack of jurisdiction and/or move the case to Chicago was heard in November and the Court denied the motions of Yaskawa and YEC, respectively. Discovery has commenced in this litigation.

  In June 1999, Rockwell International subsidiaries Allen-Bradley Company L.L.C. and Reliance Motion Control Inc. (collectively "Rockwell"), commenced an action in the United States District Court, Eastern District of Wisconsin, against the Company for a declaratory judgment that plaintiffs' products do not infringe certain of the Company's motion control patents. The Company has filed an answer with counterclaims to Rockwell's allegations alleging that Rockwell's products infringe the Company's products. Discovery has commenced in this matter.

Item 4. Submission of Matters to a Vote of Security Holders.

  Not applicable.

 Executive Officers of the Company.

  The following is a list of the Company's executive officers, their ages and their positions as of March 24, 2000:

                                 Present
          Name           Age      Office                  Business Experience
          ----           ---     -------                  -------------------
Gideon Argov............  43  President and   Chairman of the Board since March 1996,
                             Chief Executive  President and Chief Executive Officer since
                                 Officer      November 1991; Director since May 1991. From
                                              March 1988 to May 1991, President and Chief
                                              Executive Officer and Director of High
                                              Voltage Engineering Company.

Robert J. Cobuzzi.......  58   Senior Vice    Senior Vice President (since February 1993),
                                President,    Treasurer and Chief Financial Officer since
                              Treasurer and   July 1991. From April 1989 to July 1991,
                             Chief Financial  Vice President and Treasurer of High Voltage
                                 Officer      Engineering Company. Prior to April 1989,
                                              Vice President and Chief Financial Officer
                                              of Ausimont N.V.

Daniel F. Desmond.......  50  Vice President  Vice President since November 1997.
                                              President of the Company's Aerospace and
                                              Defense Group. President of the Company's
                                              Electro-Optical Division from 1989 to 1997.

James A. Eder...........  54 Vice President,  Vice President since January 1990; General
                              Secretary and   Counsel since December 1991, and Secretary
                             General Counsel  since 1983. Previously he had been Assistant
                                              Corporate Counsel from 1977 to 1982.

James S. Geller.........  42  Vice President  Vice President since July 1999. Corporate
                                 Of Human     Director of Human Resources from 1995 to
                                Resources     1999. Prior to that date, Director of Human
                                              Resources at the Electro-Optical Division
                                              for five years.

Keith D. Jones..........  41  Controller and  Corporate Controller since May 1996. Chief
                                  Chief       Accounting Officer since March 1996.
                                Accounting    Director of Finance and Corporate Controller
                                 Officer      of Cambridge Biotech Corporation from
                                              September 1991 to August 1995.

Willy Verbrugghe........  48  Vice President  Corporate Vice President and President of
                                              the Company's Industrial & Commercial Motion
                                              Control Group since August 1999. From 1998
                                              to August 1999, President of Sermatech
                                              International. From 1995 to 1998 Vice
                                              President and Managing Director of European
                                              Operations for Brink's, Inc. Director of
                                              International Operations for Crown, Cork &
                                              Seal from 1992 to 1995.

  All officers are elected annually for one-year terms at the organizational meeting of the Board of Directors held immediately following the annual meeting of shareholders.

                                    PART II

Item 5. Market for the Company's Common Equity and Related Shareholder
Matters.

  The Company's Common Stock is traded on the New York Stock Exchange. There were approximately 1,900 registered holders of the Company's Common Stock on March 24, 2000. The following table sets forth the high and low sales price for shares of the Company's Common Stock within the last two fiscal years and the dividends paid during each quarterly period.

                         SELECTED QUARTERLY STOCK DATA
                   (In thousands, except per share amounts)

                            4 Q 99     3 Q 99      2 Q 99     1 Q 99    4 Q 98    3 Q 98    2 Q 98      1 Q 98
                            ------     ------      ------     ------    ------    ------    ------      ------
Market price per common
 share:
  High....................  $  12 5/16   $14 7/8   $  15 3/16   $17 1/8 $  19 3/8 $  21 3/8 $  21 15/16   $24 1/4
  Low.....................      9 1/8     10 11/16    10 3/4     11 7/8    13 5/8    13 3/4    17 5/8       16
Shares of common stock
 traded...................   2,306        562       1,270        792       647     1,098       703       1,562
Dividends per common
 share....................  $  .02     $  .02      $  .02     $  .02    $  .02    $  .02    $  .02      $  .02
Average outstanding common
 shares and common share
 equivalents..............  10,411     10,469      10,214     10,448    10,482    10,488    10,702      11,599

Item 6. Selected Financial Data.

  The following table sets forth selected consolidated financial data for the Company for each of the five fiscal years 1995 through 1999.

                            SELECTED FINANCIAL DATA
                   (In thousands, except per share amounts)

                               1999      1998      1997      1996     1995
                             --------  --------  --------  -------- --------
Net sales................... $253,945  $243,939  $222,246  $230,424 $228,655
Restructuring charge and
 reorganization of research
 and development
 organization...............   (3,065)   (1,310)      --        --       --
Impairment of goodwill and
 assets held for sale.......      --     (2,733)      --        --       --
Acquired research and
 development................      --        --    (11,391)      --       --
Tender offer costs..........      --     (1,273)   (4,176)      --       --
Intellectual property
 license, net of expenses...      --     21,217       --        --       --
Gain on sale of investment
 in joint venture...........      --        --     24,321       --       --
Cumulative effect of change
 in accounting principle....      --       (438)      --        --       --
Net income..................    1,230    14,307    19,720     8,904    7,157
Total assets................  216,361   168,633   145,444   141,330  147,474
Total debt..................   81,326    47,809    43,623    65,541   49,808
Redeemable preferred stock
 (See Note 8 to Financial
 Statements)................      --        --        --        --    25,506
Weighted average diluted
 shares outstanding.........   10,452    10,506    10,364    10,042    9,770
Earnings per common share:
  Basic..................... $   0.12  $   1.42  $   2.00  $   0.89 $   0.26(1)
  Diluted................... $   0.12  $   1.36  $   1.90  $   0.86 $   0.26(1)
Cash dividends per common
 share...................... $   0.08  $   0.08  $   0.08  $   0.08 $   0.08

--------
(1) After provision for the 10% premium on the redemption of the Series D Convertible Preferred Stock.

Item 7. Management's Discussion and Analysis of Financial Condition And Results of Operations

  For the year ended December 31, 1999, the Company had sales of $253.9 million and net income of $1.2 million, or $0.12 per common share (diluted). These results compare with 1998 sales of $243.9 million and net income of $14.3 million, or $1.36 per common share (diluted), and 1997 sales of $222.2 million (as described below) and net income of $19.7 million, or $1.90 per common share (diluted). Excluding the impact of the Special Items (as described below), the Company's net income would have been $3.2 million or $0.31 per share; $12.0 million, or $1.14 per share; and $10.5 million, or $1.02 per share for the years ended December 31, 1999, 1998, and 1997, respectively.

 Special Items

  The Company has made five acquisitions in the past three years in its Industrial and Commercial group: Seidel, Servotronix, Magndeyne, NEAT, and SMB. These acquisitions, combined with a downturn in some of this group's key markets (semiconductor equipment and machine tools), left the Company with too high of a cost structure. Consequently, in June 1999, the Company recorded a $3.1 million restructuring charge for cost reductions in its Industrial and Commercial motion control operations. The charge was primarily for the severance costs of $2.3 million associated with the termination of 87 employees in the U.S., Europe, and Israel. Additionally, the Company provided for the costs to terminate a lease allowing one of the Company's manufacturing operations to move to a smaller and more cost effective location. At December 31, 1999, $1.4 million had been charged against the reserve. Of this amount $1.0 million was for severance benefits paid to 39 employees. An additional $1.0 million will be paid in 2000 to employees terminated in 1999. In the fourth quarter of 1999, the Company enlarged the scope of its restructuring to include additional severance payments of $0.4 million in its Industrial and Commercial group's sales organization in Europe. Additionally, the acquisition of Calzoni will allow the Aerospace and Defense Group, in early 2000, to consolidate its European sales organization by eliminating personnel and representatives, and closing an office at a cost of $0.3 million. The Company believes that the remainder of the restructuring charge of approximately $1.7 million is adequate to complete the original cost reductions in its Industrial and Commercial Group. This includes additional personnel reductions of 47 employees, and the move of one of the Company's domestic manufacturing operations to a smaller, more cost effective facility. These actions are expected to be complete by mid-2000.

  In January 1998, the Company announced a major license agreement for its pioneering electronic motion control patents in the amount of $27.2 million, which, after legal and other expenses, resulted in pre-tax income of $21.2 million. In connection with its patent enforcement program, the Company has engaged counsel to continue enforcement of the Company's patent estate, and accordingly, recorded a pre-tax charge of $6.8 million to cover legal expenses and other related costs. The Company has incurred costs of $1.2 million during 1999 and $1.2 million during 1998 in connection with its patent enforcement program. In May 1999, the Company commenced a patent infringement action against Yaskawa Electric Corporation and Yaskawa America, Inc. in the United States District Court, Western District of Virginia, Roanoke Division, alleging that defendants' products infringe certain of the Company's patents. The Company is seeking monetary damages and equitable relief. In June 1999, Allen-Bradley Company L.L.C. and Reliance Motion Control, Inc. commenced an action in the Eastern District Court, Eastern District of Wisconsin against the Company for a declaratory judgement of non-infringement requesting the court to enter a judgement that plaintiffs' products do not infringe certain of the Company's motion control patents. The Company subsequently filed an answer with a counterclaim against the plantiffs alleging infringement of the Company's patents.

  In the first quarter of 1998, the Company recorded a pre-tax charge of $2.7 million, primarily relating to the write-down of goodwill from its 1994 acquisition of the assets of Sperry Marine. Also in the first quarter of 1998, the Company elected to change the vesting method for post-retirement medical insurance benefits, resulting in a pre-tax charge of $1.6 million.

  In the fourth quarter of 1998, the Company reorganized its worldwide research and development organization to eliminate redundancies and improve the efficiency of its development process, which resulted in a pre-tax charge of $1.3 million for severance cost, and was paid in 1998 and 1999.

  On December 31, 1998, the Company adopted SOP 98-5, "Accounting for the Costs of Start-Up Activities" which requires all costs of start up activities to be expensed as incurred. As a result, the Company recorded a charge of $0.4 million as a cumulative change in accounting principle. There was no tax benefit associated with the charge, which was reflected as a reduction of intangible assets.

  In connection with the 1997 acquisitions of Servotronix and Seidel, the Company has allocated the purchase price to the assets acquired, both tangible and intangible, and the excess of the purchase price over the assets acquired has been classified as goodwill. A portion of the purchase price was allocated to in-process research and development, in the amount of $10.5 million and was expensed as "Acquired research and development" in the second quarter of 1997. Also included in acquired research and development was a charge of approximately $0.9 million for technology acquired unrelated to the Servotronix and Seidel acquisitions.

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

  Collectively, the above items will be referred to as the "Special Items" to provide for comparative discussion of the Company's results on a consistent basis. The sale of the Macbeth business will be referred to as the "Business Sold".

                             Results of Operations

  The following table reflects the results of operations for the Company's two operating segments excluding the impact of the Special Items and the Business Sold. This table and the following discussion of results of operations for the Company's business segments are based upon profit before tax which is a measure used by the Company's chief operating decision makers to assess the segment's operating performance. The calculation of profit before tax may not be consistent with the calculation of profit before tax by other public companies and segment profit before tax should not be viewed by investors as an alternative to Generally Accepted Accounting Principles measures of income. This comparison provides a consistent basis by which to view the results of the Company's two operating segments (in millions):

                                                            1999   1998   1997
                                                           ------ ------ ------
   Industrial and Commercial Group:
     Bookings............................................. $142.2 $131.0 $117.4
     Sales................................................  135.0  134.4  120.2
     Profit before tax....................................    2.6   10.2   10.2
   Aerospace and Defense Group:
     Bookings............................................. $157.4 $110.8 $104.6
     Sales................................................  118.9  109.6  102.0
     Profit before tax....................................   12.0   13.6   10.5

 1999 versus 1998

  Total profit before tax declined in 1999 to $1.6 million as compared to $24.9 million in 1998. Excluding the Special Items discussed above, profit before tax would have been $4.6 million in 1999, a decrease of 74% as compared to $17.4 million in 1998. Excluding the Special Items, the Industrial and Commercial Group's profit before tax declined to $2.6 million in 1999 as compared to $10.2 million in 1998. The decline was a result of a decline in revenues in the group's U.S. and European businesses (excluding acquisitions) combined with increased spending on sales and marketing and general and administrative costs. The Aerospace and Defense Group's profit before tax decreased 12% to $12.0 million in 1999 from $13.6 million in 1998 principally due to lower sales by its motion components business.

  The Company's sales increased 4% in 1999 to $253.9 million as compared to $243.9 million in 1998. The Industrial and Commercial Group's revenue increased to $135.0 million in 1999 from $134.4 million in 1998, or less than 1%, and was a result of the full year of Magnedyne, and the NEAT and SMB acquisitions. Without these acquisitions, sales declined $17.8 million or 16% in 1999 from 1998. The decline was caused by declines in sales to the machine tool and semiconductor equipment sectors, and a significant decline in the sales of the Company's custom motor business due to the loss of one significant customer and a major reduction in volume by another significant customer. Sales by the Aerospace and Defense Group increased 8% to $118.9 million in 1999 from $109.6 million in 1998, as a result of the Calzoni acquisition. Excluding the Calzoni acquisition, sales increases in the group's systems and subsystems businesses offset a decline in the group's components business.

  The Company's overall gross margin as a percent of sales declined to 29% in 1999 as compared with 31% in 1998. The Industrial and Commercial Group had a decrease in gross margin as a percent of sales to 28% in 1999 from 30% in 1998. The decrease was principally caused by the volume declines in the group's base businesses. The Aerospace and Defense Group's gross margin as a percent of sales declined to 29% in 1999 as compared to 33% in 1998. The decline was a result of margin declines due primarily to volume and product mix at the group's motion components business.

  Sales and marketing expenses increased 13% in 1999 to $26.1 million as compared to $23.2 million in 1998, but remained constant at 10% of sales in both years. The increase is principally related to the impact of the NEAT and Calzoni acquisitions, and increased sales and marketing efforts by the Industrial and Commercial Group in the U.S. and Europe for products introduced during 1999.

  Research and development ("R&D") expenses were $12.2 million or 5% of sales in 1999 as compared with $12.1 million or 5% of sales in 1998. R&D expenses remained relatively flat from year to year. The increases caused by the Company's acquisitions were offset by decreases in R&D spending as a result of the R&D consolidation that occurred in late 1998 and during 1999.

  General and administrative expenses were $29.6 million in 1999 as compared to $23.1 in 1998 an increase of $6.5 million or 28%, and increased as a percent of sales to 12% in 1999 from 10% in 1998. The increase was principally due to the inclusion of Magnedyne for the full year and the NEAT, Calzoni, and SMB acquisitions including the associated goodwill amortization in 1999, and external consulting costs associated with improvements made to the Company's information systems.

  Bookings for the Company's products and services increased 24% in 1999 as compared with 1998. The Industrial and Commercial Group saw an increase in bookings of 9% in 1999 versus 1998 as a result of the full year of Magnedyne, and the NEAT and SMB acquisitions offsetting declines in its ongoing motion business and the group's engineering consulting business. The Aerospace and Defense Group's bookings increased 42% in 1999 over 1998 principally due to a significant increase in long term orders at the group's military systems business where orders are typically large multi-year orders received on an infrequent basis.

 1998 versus 1997

  Total profit before tax increased in 1998 to $24.9 million as compared to a loss in 1997 of $3.4 million. Excluding the Special Items and the Business Sold discussed above, profit before tax would have been $17.4 million in 1998, an increase of 42% over $12.3 million in 1997. Excluding the Special Items, the Industrial and Commercial Group's profit before tax remained unchanged at $10.2 million in both 1998 and 1997. Increased profit before tax at the group's motion business was offset by a decline in the group's engineering consulting business. The Aerospace and Defense Group's profit before tax increased 29% to $13.6 million in 1998 from $10.5 million in 1997 principally due to the performance of its motion components business and the group's electro-optical business.

  The Company's sales increased 10% in 1998 to $243.9 million as compared to $222.2 million in 1997. The Industrial and Commercial Group's revenue increase to $134.4 million in 1998 from $120.2 million in 1997, or 12%, was a result of the Magnedyne, Seidel, and Servotronix acquisitions, and an increase in the sales of fractional motors manufactured at the Company's production facility located in India. The sales increase more than offset a sales decline by the group's engineering consulting business. Sales by the Aerospace and Defense Group increased 7% to $109.6 million in 1998 from $102.0 million in 1997, reflecting increased sales by all of the group's businesses.

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

  Research and development ("R&D") expenses were $12.1 million or 5% of sales in 1998 as compared with $9.7 million or 4% of sales in 1997. R&D expenses at the Industrial and Commercial Group increased $2.4 million during 1998 to 5% of sales from $4.6 million or 4% in 1997 reflecting the impact of the Magnedyne, Seidel, and Servotronix acquisitions. R&D expenses at the Aerospace and Defense Group increased 9% in 1998, but remained at 5% of sales for both 1998 and 1997.

  General and administrative expenses increased $0.3 million or 1% in 1998 as compared to 1997, but remained at approximately 10% of sales for both years.

  Bookings for the Company's products and services increased 9% in 1998 as compared with 1997. The Industrial and Commercial Group saw an increase in bookings of 12% in 1998 versus 1997 as a result of the Magnedyne, Seidel, and Servotronix acquisitions, and the increase in its ongoing motion business more than offsetting decreased orders for the group's engineering consulting business. The Aerospace and Defense Group's bookings increased 6% in 1998 over 1997 principally due to an increase by its French operations offsetting a decline in long-term orders at the group's domestic military systems business where orders are typically large multi-year orders received on an infrequent basis.

 Interest and Taxes

  Interest expense was $4.3 million, $3.4 million, and $4.7 million in 1999, 1998, and 1997, respectively. The increase in 1999 was a result of the increased debt of the Company to fund the NEAT, Calzoni, and SMB acquisitions. The decrease in interest expense from 1997 to 1998 was due to lower debt levels as a result of the repayment at the end of the second quarter of 1997 of the balance of a $25 million term loan. The Company makes annual mandatory sinking fund payments on its convertible subordinated debentures.

  The Company recorded a tax provision of $0.5 million in 1999 or 34% of pre-tax income. The Company recorded a provision for income taxes of $10.1 million in 1998 or 41% of pre-tax income, however excluding the Special Items, the Company provided for income taxes at 31%. The 41% tax rate reflects the effect of the patent licensing income, taxable in the U.S., which was subject to Japan withholding tax. The Company's effective tax rate (excluding Special Items) of 34% in 1999 and 31% in 1998 is less than the statutory U.S. tax rate as some of the Company's foreign subsidiaries operate in countries where the statutory rate is less than the U.S. rate, or the Company is operating under a tax holiday agreement. The Company reported income taxes of $2.8 million in 1997 provided against a loss before taxes of $3.4 million. The acquired research and development charge was not deductible for tax purposes and only a portion of the Tender Offer costs were deductible in 1997. After adjustment for these items, the Company recorded a tax provision of approximately 28% against earnings.

                        Liquidity and Capital Resources

  The Company's consolidated cash position decreased by $8.9 million during 1999. Cash provided by operations was $4.6 million, $40.6 million was used in investing activities, and financing activities provided $27.6 million.

  The Company used $7.6 million of cash to fund working capital requirements, principally relating to recoverable expenditures on long-term military contracts that have not yet been billed to the customer. The Company continues to focus on working capital reductions and effective cash management in order to maximize the amount of available cash.

  The Company's investing activities in 1999 included expenditures of $9.0 million for property, plant and equipment, primarily for replacement of existing equipment, investment in new equipment to improve the efficiency of manufacturing, and continued investment in information systems both domestically and in Europe. The Company used $33.6 million of cash to fund the acquisitions of NEAT, SMB, and a portion of Calzoni. The balance of $7.5 million for the Calzoni purchase will be paid during 2000 using the Company's existing line of credit.

  The Company's financing activities provided $27.6 million of cash during the year. Net borrowings to fund working capital requirements under its short-term credit facilities were $0.7 million. The Company also made mandatory sinking fund payments on its convertible subordinated debentures totaling $1.8 million. The Company is required, under the terms of the 8.75% convertible subordinated debenture, to make certain mandatory sinking fund payments each year through the year 2009. The Company borrowed $28.3 million under its revolving credit facilities to fund the NEAT and SMB acquisitions and a portion of the Calzoni acquisitions. Common dividends paid were $0.8 million, and proceeds from common stock issued from treasury for option exercises were $1.1 million.

  The Company entered into a five year, $50 million multicurrency credit facility in 1997 and $30.7 million was outstanding at December 31, 1999. Borrowings under the agreement bear interest at the bank's prime lending rate plus a margin of 0 to 200 basis points, currently 100 basis points, or the Eurodollar rate plus a margin ranging from 75 to 325 basis points, currently 225 basis points. The margin varies based on the financial performance of the Company.

  Capital spending for 2000 is expected to be the same or slightly more than 1999 as a result of an increase in capital spending to support a major new customer of the Company. The Company expects to obtain lease or debt financing for some of its capital requirements for 2000. The Company's need for, cost of, and access to funds are dependent on future operating results, as well as conditions external to the Company. The Company believes that with the cash generated from operations and with its current borrowing capacity, it will be able to fund its 2000 capital expenditures, sinking fund payments, and working capital requirements.

  The Company operates in countries in which the currency historically has been considered stable. Management believes that any fluctuations in currency rates within these countries will not have a material effect on the Company's financial condition, cash flows, or results of operations.

  The Company meets its capital requirements with a combination of variable rate short-term and fixed rate long-term financing. The Company enters into interest rate swap agreements with commercial banks primarily to reduce the impact of changes in interest rates on long-term financing arrangements. At December 31, 1999 the Company had three interest rate swaps with a notional amount of $29.7 million and mature in 2002 and 2004. Under the swap agreements the Company will pay the counterparties interest at a weighted average rate of 6.33%, and the counterparties will pay the Company at a variable rate primarily equal to three month LIBOR. The weighted average variable rate applicable to these agreements at December 31, 1999 was 6.33%.

  The Company also enters into foreign exchange contracts from time to time with commercial banks to minimize fluctuations in the value of receipts from customers in currencies other than the functional currency of the Company or one of its subsidiaries. In 1999 the Company entered into a number of contracts on behalf of it's French subsidiary to minimize the fluctuations of the French franc to the dollar. The Company marked these transactions to market during the year. At December 31, 1999, the Company had one foreign exchange contract for approximately $1 million which was adjusted to market at a loss of $86 thousand.

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

  During 1999, the Company formed an ongoing internal review team to address the year 2000 issue that encompassed operating and administrative areas of the Company. A team of global professionals was engaged in a process to work with Company personnel to identify and resolve significant year 2000 issues in a timely manner. In addition, executive management regularly monitored the status of the Company's year 2000 remediation plans. The process included an assessment of issues and development of remediation plans, where necessary, as they relate to internally used software, computer hardware and use of computer applications in the Company's manufacturing processes and products. In addition, the Company assessed the year 2000 issue with significant suppliers.

  The Company completed its year 2000 remediation plans, and experienced no negative impact due to the year 2000 issue. The Company will continue to monitor its systems during the year to insure that no unforeseen occurrences arise.

 The Euro

  On January 1, 1999, eleven of fifteen member countries of the European Union established fixed conversion rates between their existing currencies ("legacy currencies") and one common currency, the euro. The euro now trades on currency exchanges and may be used in business transactions. The conversion to the euro eliminates currency exchange rate risk among the eleven member countries. Beginning in January 2002, new euro-denominated bills and coins will be issued. The Company's business units significantly affected by the euro conversion established plans in 1998 to address the issues raised by the euro currency conversion, and were completed during 1999. These issues included, among others, the need to adapt computer and financial systems, business processes and equipment, and the need to accommodate euro-denominated transactions and the impact of one common currency on product pricing, taxation and governmental and legal regulations. The costs to implement the changes to the Company's systems were not material to its financial condition, results of operations or cash flows.

 New Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments. The statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FAS Statement 133," which postponed the adoption date of SFAS No. 133. As such, the Company is not required to adopt the statement until fiscal 2001. Had the Company implemented SFAS 133 for the current reporting period, there would have been no material effect on the financial statements.

 Forward looking information

  Certain statements in this report are "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All forward looking statements involve risks and uncertainties. In particular, any statement contained herein, in press releases, written statements or other documents filed with the Securities and Exchange Commission, or in the Company's communications and discussions with investors and analysts in the normal course of business through meetings, phone calls and conference calls, regarding the consummation and benefits of future acquisitions, as well as expectations with respect to future sales, operating efficiencies and product expansion, are subject to known and unknown risks, uncertainties and contingencies, many of which are beyond the control of the Company. These factors may cause actual results, performance or achievements to differ materially from anticipated results, performances or achievements. Factors that might affect such forward looking statements include, but are not limited to, overall economic and business conditions; the demand, and receipt of orders, for the Company's goods and services; the timing of and market acceptance of new products; competitive factors in the industries and geographic markets in which the Company competes; changes in tax requirements (including tax rate changes, new tax laws and revised tax law interpretations); interest rate fluctuations and other capital market conditions, including foreign currency rate fluctuations; economic and political conditions in international markets; the ability to achieve anticipated synergies and other cost savings in connection with acquisitions and productivity programs; the timing, impact and other uncertainties of future acquisitions; and the Company's ability and its customers' and suppliers' ability to replace, modify or upgrade computer programs in order to adequately address the year 2000 issue. Any forward looking statements should be considered in light of these factors.

Item 8. Financial Statements and Supplementary Data.

  The information required by this Item 8 is included in Item 14(a) of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

  None.

                                   PART III

Item 10. Directors and Executive Officers of the Company.

  The information required by this Item 10 of Form 10-K relating to directors who are nominees, and to directors continuing in office after the Company's Annual Meeting of Shareholders to be held on May 10, 2000, is contained in the definitive proxy statement to be filed with the Securities and Exchange Commission (the "Commission") on or before April 4, 2000, under the headings "Nominees", and "Continuing Directors", and such information is incorporated herein by reference in response to this item.

  The information required by this Item 10 of Form 10-K with respect to executive officers is set forth in Part I of this Form 10-K under the heading "Executive Officers of the Company".

Item 11. Executive Compensation.

  The information required by this Item 11 of Form 10-K is contained in the Company's definitive proxy statement to be filed with the Commission on or before April 4, 2000, under the heading "Executive Compensation" and such information is incorporated herein by reference in response to this item.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

  The information required by this Item 12 of Form 10-K is contained in the definitive proxy statement to be filed with the Commission on or before April 4, 2000, under the headings "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" and such information is incorporated herein by reference in response to this item.

Item 13. Certain Relationships and Related Transactions.

  None.

                                    PART IV

Item 14. Exhibits, Financial Statements, Schedules, and Reports on Form 8-K.

  (a) The following documents are filed as part of this report:

    (1) Financial Statements. See Index to Financial Statements on page F-1.

    (2) Exhibits. See Exhibit Index on page F-26.

  (b) Reports on Form 8-K.

    (1) No reports on Form 8-K were filed by the Company during the fourth quarter ended December 31, 1999.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Kollmorgen Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Kollmorgen Corporation

                                                  /s/ Robert J. Cobuzzi
                                          _____________________________________
                                                    Robert J. Cobuzzi
                                               Its: Senior Vice President,
                                                        Treasurer
                                               and Chief Financial Officer
                                                     March 29, 2000

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

              Signature                          Title                   Date
              ---------                          -----                   ----

           /s/ Gideon Argov            President and Chief          March 29, 2000
______________________________________  Executive
             Gideon Argov               Officer/Director

        /s/ Robert J. Cobuzzi          Senior Vice President,       March 29, 2000
______________________________________  Treasurer and Chief
          Robert J. Cobuzzi             Financial
                                        Officer/Director

          /s/ Keith D. Jones           Controller and Chief         March 29, 2000
______________________________________  Accounting Officer
            Keith D. Jones

          /s/ James A. Eder            Attorney-in-Fact For:        March 29, 2000
______________________________________
            James A. Eder

          Jerald G. Fishman,           Director

          Herbert L. Henkel,           Director

          James H. Kasschau,           Director

         J. Douglas Maxwell,           Director

          Robert N. Parker,            Director

          George P. Stephan,           Director

                         INDEX TO FINANCIAL STATEMENTS

                                                                     Page(s) in
                                                                     Form 10-K
                                                                     ----------
Report of Independent Accountants..................................     F-2

Consolidated Balance Sheets as of December 31, 1999 and 1998.......     F-3

Consolidated Statements of Operations for the years ended December
 31, 1999, 1998 and 1997...........................................     F-4

Consolidated Statements of Shareholders' Equity for the years ended
 December 31, 1999, 1998 and 1997..................................     F-5

Consolidated Statements of Cash Flows for the years ended December
 31, 1999, 1998 and 1997...........................................     F-6

Notes to Consolidated Financial Statements.........................     F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Kollmorgen Corporation:

  In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Kollmorgen Corporation and its subsidiaries at December 31, 1999 and 1998, and the results of their operations, and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                          /s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
January 22, 2000
except for Note 20,
as to which the date is March 24, 2000

                    KOLLMORGEN CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           December 31, 1999 and 1998

                                                           1999        1998
                                                        ----------  ----------
                                                        (Dollars in thousands
                                                          except per share
                                                              amounts)
                        ASSETS
Current assets:
  Cash and cash equivalents (Note 1)................... $    4,170  $   13,086
  Accounts receivable (net of allowance of $920 in 1999
   and $581 in 1998)...................................     56,139      48,927
  Recoverable amounts on long-term contracts...........     11,369       2,597
  Inventories (Note 5).................................     30,008      27,838
  Prepaid expenses.....................................      3,312       1,885
                                                        ----------  ----------
    Total current assets...............................    104,998      94,333
Property, plant, and equipment, net (Note 6)...........     34,360      30,809
Goodwill, patents, and other intangible assets (net of
 accumulated amortization of $7,081 in 1999 and $5,759
 in 1998)..............................................     55,454      20,420
Deferred income taxes (Note 14)........................      7,079       9,448
Other assets...........................................     14,470      13,623
                                                        ----------  ----------
    Total assets....................................... $  216,361  $  168,633
                                                        ==========  ==========
         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..................................... $   24,677  $   14,336
  Income taxes payable.................................      3,515       6,733
  Accrued compensation and payroll taxes...............     11,440       8,883
  Accrued liabilities..................................     24,511      19,135
  Line of credit (Note 7)..............................      3,097       4,938
  Current portion of long-term debt and note payable
   (Note 7)............................................     10,158       2,419
                                                        ----------  ----------
    Total current liabilities..........................     77,398      56,444
Long-term debt (Note 7)................................     68,071      40,452
Deferred pension liability.............................      9,906      10,209
Other liabilities......................................      4,004       4,826
Minority interest......................................        --          175
Commitments and contingencies (Note 16)
Shareholders' equity (Notes 11 and 12):
  Common stock, par value $2.50 per share-authorized
   25,000,000 shares-issued 10,781,613 and 10,774,145
   shares in 1999 and 1998, respectively-outstanding
   10,320,274 and 10,125,355 shares in 1999 and 1998,
   respectively........................................     26,955      26,932
  Additional paid-in capital...........................     13,462      12,882
  Retained earnings....................................     23,184      22,772
  Accumulated other comprehensive income...............     (2,504)       (270)
  Less common stock in treasury, at cost-461,339 and
   648,790 shares in 1999 and 1998, respectively.......     (4,115)     (5,789)
                                                        ----------  ----------
    Total shareholders' equity.........................     56,982      56,527
                                                        ----------  ----------
    Total liabilities and shareholders' equity......... $  216,361  $  168,633
                                                        ==========  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                    KOLLMORGEN CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

             For the Years Ended December 31, 1999, 1998, and 1997

                                               1999        1998        1997
                                            ----------  ----------  ----------
                                             (Dollars in thousands, except
                                                   per share amounts)
Net sales.................................. $  253,945  $  243,939  $  222,246
Cost of sales..............................    179,748     167,501     152,276
                                            ----------  ----------  ----------
Gross profit...............................     74,197      76,438      69,970
                                            ----------  ----------  ----------
Selling and marketing expense..............     26,118      23,202      21,858
General and administrative expense.........     29,627      23,139      22,847
Research and development expense...........     12,178      12,125       9,662
Restructuring charge and reorganization of
 research and development organization
 (Note 10).................................      3,065       1,310         --
Impairment of goodwill and assets held for
 sale (Note 1).............................        --        2,733         --
Acquired research and development (Note
 2)........................................        --          --       11,391
Tender offer costs (Note 2)................        --        1,273       4,176
                                            ----------  ----------  ----------
Income from operations.....................      3,209      12,656          36
Other income (expense):
  Interest expense.........................     (4,345)     (3,387)     (4,650)
  Interest income..........................        154         771         612
  Intellectual property license, net of
   expenses (Note 4).......................        --       21,217         --
  Other, net (Note 4)......................      2,550      (6,356)        585
                                            ----------  ----------  ----------
Income (loss) before income taxes, joint
 venture, minority interest and change in
 accounting principle......................      1,568      24,901      (3,417)
Provision for income taxes (Note 14).......       (533)    (10,085)     (2,838)
                                            ----------  ----------  ----------
Income (loss) before equity in earnings of
 joint venture, minority interest and
 change in accounting principle............      1,035      14,816      (6,255)
Equity in earnings of joint venture (Note
 3)........................................        --          --        1,430
Minority interest..........................        195         (71)        224
Gain on sale of investment in joint
 venture, net of income taxes (Note 3).....        --          --       24,321
                                            ----------  ----------  ----------
Income before cumulative effect of change
 in accounting principle...................      1,230      14,745      19,720
Cumulative effect of change in accounting
 principle (Note 1)........................        --         (438)        --
                                            ----------  ----------  ----------
Net income................................. $    1,230  $   14,307  $   19,720
                                            ==========  ==========  ==========
Net income available to common
 shareholders.............................. $    1,230  $   14,307  $   19,720
Earnings per common share:
  Basic.................................... $     0.12  $     1.42  $     2.00
  Diluted.................................. $     0.12  $     1.36  $     1.90
Number of shares used in calculating
 earnings per common share:
  Basic.................................... 10,242,602  10,081,578   9,875,963
  Diluted.................................. 10,452,068  10,506,252  10,363,873

  The accompanying notes are an integral part of these consolidated financial statements.

                    KOLLMORGEN CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

              For the years ended December 31, 1999, 1998 and 1997

                         Common Stock                          Accumulated    Treasury Stock           Totals
                      ------------------ Additional               Other     -------------------  -------------------
                        Issued            Paid-in   Retained  Comprehensive                      Outstanding
                        Shares   Amount   Capital   Earnings     Income       Shares    Amount     Shares    Amount
                      ---------- ------- ---------- --------  ------------- ----------  -------  ----------- -------
                                                               (Dollars in thousands)
Balance,
 December 31, 1996..  10,765,570 $26,914  $13,166   $(10,054)    $   791    (1,012,508) $(9,038)  9,753,062  $21,779
Net income......                                      19,720                                                  19,720
Common stock
 issuances......           3,438       7       37                                                     3,438       44
Dividends paid
 on common
 stock..........                             (392)      (398)                                                   (790)
Common stock
 issued from
 treasury.......                             (129)                             261,522    2,361     261,522    2,232
Other
 comprehensive
 income (net of
 tax benefit of
 $390 in
 comprehensive
 income)........                                                  (1,393)                                     (1,393)
Comprehensive
 income.........
                      ---------- -------  -------   --------     -------    ----------  -------  ----------  -------
Balance,
 December 31, 1997..  10,769,008  26,921   12,682      9,268        (602)     (750,986)  (6,677) 10,018,022   41,592
Net income......                                      14,307                                                  14,307
Common stock
 issuances......           5,137      11       67                                                     5,137       78
Dividends paid
 on common
 stock..........                                        (803)                                                   (803)
Common stock
 issued from
 treasury.......                              133                              102,196      888     102,196    1,021
Other
 comprehensive
 income (net of
 tax benefit of
 $103 in
 comprehensive
 income)........                                                     332                                         332
Comprehensive
 income.........
                      ---------- -------  -------   --------     -------    ----------  -------  ----------  -------
Balance,
 December 31, 1998..  10,774,145  26,932   12,882     22,772        (270)     (648,790)  (5,789) 10,125,355   56,527
Net income......                                       1,230                                                   1,230
Common stock
 issuances......           7,468      23       96                                                     7,468      119
Dividends paid
 on common
 stock..........                                        (818)                                                   (818)
Common stock
 issued from
 treasury.......                              484                              187,451    1,674     187,451    2,158
Other
 comprehensive
 income (net of
 tax benefit of
 $782 in
 comprehensive
 income)........                                                  (2,234)                                     (2,234)
Comprehensive
 income.........
                      ---------- -------  -------   --------     -------    ----------  -------  ----------  -------
Balance,
 December 31, 1999..  10,781,613 $26,955  $13,462   $ 23,184     $(2,504)     (461,339) $(4,115) 10,320,274  $56,982
                      ========== =======  =======   ========     =======    ==========  =======  ==========  =======
Balance,
 December 31, 1999..

                      Comprehensive
                         Income
                      -------------
Balance,
 December 31, 1996..
Net income......         $19,720
Common stock
 issuances......
Dividends paid
 on common
 stock..........
Common stock
 issued from
 treasury.......
Other
 comprehensive
 income (net of
 tax benefit of
 $390 in
 comprehensive
 income)........          (1,003)
                      -------------
Comprehensive
 income.........          18,717
                      =============
Balance,
 December 31, 1997..
Net income......          14,307
Common stock
 issuances......
Dividends paid
 on common
 stock..........
Common stock
 issued from
 treasury.......
Other
 comprehensive
 income (net of
 tax benefit of
 $103 in
 comprehensive
 income)........             229
                      -------------
Comprehensive
 income.........          14,536
                      =============
Balance,
 December 31, 1998..
Net income......           1,230
Common stock
 issuances......
Dividends paid
 on common
 stock..........
Common stock
 issued from
 treasury.......
Other
 comprehensive
 income (net of
 tax benefit of
 $782 in
 comprehensive
 income)........          (1,452)
                      -------------
Comprehensive
 income.........         $  (222)
                      =============


  The accompanying notes are an integral part of these consolidated financial statements.

                    KOLLMORGEN CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

             For the Years Ended December 31, 1999, 1998, and 1997

                                                     1999     1998     1997
                                                    -------  -------  -------
                                                    (Dollars in thousands)
Cash flows from operating activities:
Net income......................................... $ 1,230  $14,307  $19,720
Adjustments to reconcile income to net cash
 provided by operating activities:
  Depreciation.....................................   6,952    5,648    4,367
  Amortization.....................................   2,017    1,643    1,228
  Acquired research and development................     --       --    11,391
  Impaired asset charge............................     --     2,733      --
  Gain (loss) on sale of assets....................    (240)     255  (24,766)
Equity in earnings of joint venture................     --       --    (1,430)
Deferred income taxes..............................   2,247   (3,572)  (4,034)
Minority interest and other non-cash expenses......     (48)     557     (107)
Changes in operating assets and liabilities........
  Accounts receivable..............................   1,666   (5,154)   5,101
  Recoverable amounts on long-term contracts.......  (6,293)   3,165     (789)
Inventories........................................    (295)    (878)    (842)
Prepaid expenses...................................    (142)     235     (275)
Accounts payable and accrued liabilities...........  (2,570)  (1,285)  (4,868)
Other deferred expenses............................      58      105   (1,683)
                                                    -------  -------  -------
Net cash provided by operating activities..........   4,582   17,759    3,013
                                                    -------  -------  -------
Cash flows from investing activities:
  Capital expenditures for property, plant &
   equipment.......................................  (8,983)  (9,659)  (6,216)
  Proceeds from sale of assets (net of related
   expenses).......................................   2,137      250      --
  Proceeds from sale of investment in joint
   venture.........................................     --       --    41,396
  Acquisitions net of cash acquired................ (33,613) (10,300) (15,421)
  Other............................................    (125)    (581)     262
                                                    -------  -------  -------
Net cash provided by (used in) investing
 activities........................................ (40,584) (20,290)  20,021
                                                    -------  -------  -------
Cash flows from financing activities:
  Borrowing (repayments) under credit lines, net...     729    1,887     (337)
  Proceeds from common stock issued from treasury..   1,129       66    1,281
  Borrowings of long-term debt.....................  28,812    2,427    4,920
  Repayments of long-term debt.....................  (2,271)  (2,790) (26,738)
  Dividends paid on common and preferred stock.....    (818)    (803)    (790)
                                                    -------  -------  -------
Net cash provided by (used in) financing
 activities........................................  27,581      787  (21,664)
                                                    -------  -------  -------
  Effect of exchange rate changes on cash..........    (495)     (24)      39
                                                    -------  -------  -------
Net increase (decrease) in cash and cash
 equivalents.......................................  (8,916)  (1,768)   1,409
Cash and cash equivalents at beginning of year.....  13,086   14,854   13,445
                                                    -------  -------  -------
Cash and cash equivalents at end of year........... $ 4,170  $13,086  $14,854
                                                    =======  =======  =======
Supplemental cash flow information:
  Cash paid during the period for interest......... $ 4,208  $ 3,770  $ 5,269
  Cash paid during the period for income taxes..... $ 3,018  $ 7,013  $ 7,358

  The accompanying notes are an integral part of these consolidated financial statements.

                    KOLLMORGEN CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       December 31, 1999, 1998, and 1997
               (Dollars in thousands, except per share amounts)

Note 1. Summary of significant accounting policies

  A summary of the significant accounting policies followed by Kollmorgen Corporation and its subsidiaries, (the "Company") is presented below. Certain reclassifications have been made to the prior years' financial statements to conform to 1999 classifications.

  Principles of Consolidation. The consolidated financial statements include the accounts of the Company and all of its majority-owned subsidiaries. For those consolidated subsidiaries where Company ownership is less than 100%, the outside stockholders' interest is shown as "Minority interest". Intercompany balances and transactions have been eliminated in consolidation.

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

  Property, Plant, and Equipment. Property, plant, and equipment are stated at cost less accumulated depreciation and include expenditures for major improvements that substantially increase their useful life. Repairs and maintenance are expensed as incurred. When assets are retired or otherwise disposed of, the assets and related allowances for depreciation and amortization are eliminated from the accounts and any resulting gain or loss is recognized as other income or expense.

  For financial reporting purposes, these assets are being depreciated on a straight-line basis over the estimated useful lives of the buildings (10 to 40 years) and the machinery and equipment (3 to 12 years). Leasehold improvements are depreciated over the lesser of their useful lives or the remaining period of the existing leases.

  Goodwill and Intangibles. Goodwill consists of amounts by which the cost of acquisitions exceeded the values assigned to net tangible and intangible assets. Intangible assets consist principally of patents and intangible assets purchased as part of acquisitions (Note 2). All of these assets are being amortized on a straight-line basis over periods ranging from 5 to 30 years.

  Impairment of Long-Lived Assets. The Company reviews long-lived assets for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. The impairment test is a comparison of the carrying value of the asset against the anticipated future cash flows from related operating activities. If an impairment is indicated, the asset is written down to its fair value.

  In 1998, the Company recorded a charge of $2.7 million for the impairment of assets. Of this amount $2.0 million related to the write-down of goodwill from its 1994 acquisition of the assets of Sperry Marine.

                    KOLLMORGEN CORPORATION AND SUBSIDIARIES

Additionally, the Company increased its reserve for impaired real estate by $0.7 million to reflect its then current assessment of the fair value of real estate held for sale, and which was sold in 1999 with a loss equal to the reserve established.

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

  Revenue Recognition. Sales, other than revenues from major long-term contracts, are recorded based on agreed terms, typically upon product shipment or delivery of service. Major programs that are performed under long-term contracts are accounted for using the percentage-of-completion method. Revenues recognized under the percentage of completion method were $35.7 million, $34.5 million, and $31.6 million in 1999, 1998, and 1997, respectively. In most cases, the contracts provide for progress billings over the life of the program.

  Earnings Per Common Share. Earnings per common share ("EPS") is based on net income divided by the weighted average number of common and dilutive common potential shares outstanding.

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

    Long-Term Debt: Amortized cost which approximates its market price.

    Standby Letters of Credit: Based on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.

    Derivatives: Derivative financial instruments are used by the Company from time to time in the management of foreign currency and interest rate exposures (Note 9) and are accounted for on an accrual basis. Gains and losses resulting from effective hedges of existing assets, liabilities, or firm commitments are deferred and recognized when the offsetting gains and losses are recognized on the related hedged items.

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

Note 2. Acquisitions

  Effective December 31, 1999, the Company purchased the remaining stock of its Indian joint venture from its joint venture partner, for approximately $1.4 million in cash. This amount was classified as goodwill and will be amortized over 30 years.

  Effective November 1, 1999, the Company purchased 100% of the stock of Semcon a.s. which owns SMB Sro, a manufacturer of servo motors located in the Czech Republic, and SMB GmbH, its German distributor

                    KOLLMORGEN CORPORATION AND SUBSIDIARIES

(collectively "SMB"). The acquisition was accounted for as a purchase. The purchase price was approximately $11.5 million, and was allocated to assets of $4.6 million, liabilities of $3.2 million and goodwill of $10.1 million, which is being amortized over thirty years. The results of operations for SMB are consolidated in the accompanying financial statements effective November 1, 1999.

  Effective July 1, 1999, the Company completed the purchase of its naval systems partner, Calzoni S.p.A. of Bologna, Italy. Calzoni designs and builds motion systems and components primarily for naval platforms and is a leading maker of submarine masts. Of the approximately $13 million purchase price, $2.7 million was paid in cash and a note payable was issued for the remainder. The acquisition was accounted for as a purchase. At December 31, 1999, $7.5 million was outstanding. The purchase price was allocated to assets of $33 million, liabilities of $30 million and goodwill of $10 million, which is being amortized over thirty years. Calzoni has facilities in Bologna, as well as Milan and Florence. The results of operations for Calzoni are consolidated in the accompanying financial statements effective July 1, 1999.

  Effective May 1, 1999, the Company purchased the assets of New England Affiliated Technologies ("NEAT") for $16.3 million. The acquisition was accounted for as a purchase. The purchase price was allocated to assets acquired of $4.7 million, liabilities of $1.8 million and goodwill of $13.4 million, which is being amortized over thirty years. NEAT is a leader in the application of high-performance motion control for advanced positioning systems. The results of operations for NEAT are consolidated in the accompanying financial statements effective May 1, 1999.

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

  Effective April 2, 1997, the Company purchased the remaining 75% of the shares of Servotronix Ltd. for $6.4 million of cash plus 257,522 shares of the Company's common stock. The results of operations for Servotronix Ltd. are consolidated in the accompanying financial statements effective April 2, 1997. Effective June 10, 1997, the Company entered into a binding agreement to purchase all of the shares of Fritz A. Seidel Elektro-Automatik GmbH ("Seidel"), a designer and distributor of electronic motion control products located in Germany, for $9.4 million in cash. The results of operations for Seidel are consolidated in the accompanying financial statements effective July 1, 1997. In connection with the acquisitions of Servotronix and Seidel, the Company allocated the purchase price to the assets acquired, both tangible and intangible, and any excess of the purchase price over the assets acquired is classified as goodwill. Intangible assets acquired consist primarily of completed technology and trade names and are being amortized over a five to seven year period. Goodwill is being amortized over a fifteen-year period. A portion of the purchase price has been allocated to in-process research and development in the amount of $10.5 million, which was expensed as "Acquired research and development" in the second quarter of 1997. Also included in acquired research and development was a charge of approximately $0.9 million for technology acquired unrelated to the Servotronix and Seidel acquisitions. Management believes that the technological feasibility of the in-process technology had not yet been established and the technology had no alternative future use.

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

                    KOLLMORGEN CORPORATION AND SUBSIDIARIES

Note 3. Sale of Investment in Joint Venture

  Effective December 31, 1996, the Company completed an agreement ("Subscription Agreement") to combine its Macbeth division ("Macbeth") with the Color Control Systems business of Gretag AG ("Gretag"). The combined entity, GretagMacbeth, was owned by a Swiss holding company (the "Joint Venture") which was equally controlled by the Company and the shareholders of Gretag AG who owned 48% and 52% of the Joint Venture, respectively.

  In 1997, the Company sold its interest in the Joint Venture, receiving approximately $42 million in cash, and resulting in a gain of $24.3 million. The gain is net of $2 million in income taxes and the utilization of net operating losses and other tax credit carryforwards.

Note 4. Intellectual Property Licensing

  In January 1998, the Company announced a major license agreement for its pioneering electronic motion control patents in the amount of $27.2 million, which, after legal and other expenses, resulted in pre-tax income of $21.2 million. In connection with its patent enforcement program, the Company has engaged counsel to continue enforcement of the Company's patent estate, and accordingly, has recorded a pre-tax charge of $6.8 million to cover legal expenses and other related costs. The Company incurred costs of $1.2 million in 1999 and $1.2 million in 1998 connection with its patent enforcement program. Additionally, in 1999 and 1998 the Company recognized $2.0 million and $1.5 million, respectively in income in connection with its patent licensing and enforcement efforts, and which is included in other income.

Note 5. Inventories

  At December 31, net inventories consist of the following:

                                                                  1999    1998
                                                                 ------- -------
   Raw materials................................................ $14,093 $12,187
   Work in process..............................................  11,013   8,073
   Finished goods...............................................   4,902   7,578
                                                                 ------- -------
                                                                 $30,008 $27,838
                                                                 ======= =======

Note 6. Property, Plant, and Equipment

  At December 31, property, plant, and equipment consist of the following:

                                                               1999      1998
                                                             --------  --------
   Land..................................................... $    709  $  1,270
   Leasehold improvements...................................      862     1,155
   Buildings................................................   22,390    25,787
   Machinery and equipment..................................  104,003    84,088
   Capital leases...........................................      382       382
                                                             --------  --------
                                                              128,346   112,682
   Less accumulated depreciation and amortization...........  (93,986)  (81,873)
                                                             --------  --------
                                                             $ 34,360  $ 30,809
                                                             ========  ========

  Depreciation expense was $7.0 million, $5.6 million, and $4.4 million for years ended December 31, 1999, 1998, and 1997, respectively.

                    KOLLMORGEN CORPORATION AND SUBSIDIARIES

Note 7. Debt

  At December 31, long-term debt consists of the following:

                                                              1999     1998
                                                             -------  -------
   8.75% convertible subordinated debentures due 2009....... $29,299  $31,090
   $50 million revolving credit facility....................  30,736      --
   $11 million revolving credit facility....................   8,617   10,383
   Note payable issued in connection with Calzoni
    acquisition (Note 2)....................................   7,494      --
   Term loans, various rates, due through 2005..............   2,083    1,344
   Capital lease obligations................................     --        54
                                                             -------  -------
                                                              78,229   42,871
   Less current maturities.................................. (10,158)  (2,419)
                                                             -------  -------
                                                             $68,071  $40,452
                                                             =======  =======

  The 8.75% convertible subordinated debentures are convertible at any time prior to maturity, unless previously redeemed, into 852,984 shares of common stock of the Company at a conversion price of $34.35 per share, subject to adjustment in certain events. The Company is required to make annual sinking fund payments sufficient to retire at least $1.75 million, but not more than $3.5 million principal amounts commencing May 1, 1994, and each year thereafter including May 1, 2008. The balance, if any, is due on May 1, 2009. At December 31, 1999, the market price of these debentures approximated carrying value.

  The Company has a five year $50 million revolving multicurrency credit facility which was amended December 31, 1999, and which expires September 30, 2002. The agreement is secured by substantially all of the Company's assets. Loans under the agreement bear interest, at the Company's option, at the bank's prime rate plus a margin ranging from 0 to 200 basis points, or the Eurodollar rate plus a margin ranging from 75 to 325 basis points. At December 31, 1999, the Company's borrowings under this facility was $19.0 million at a rate of 7.44% and $11.7 million at a rate of 6.24%. The facility contains certain financial covenants that the Company must comply with including limits on capital spending, minimum cash flow requirements, minimum net worth, and other ratios relating to the amount of total debt that the Company may have as compared to the Company's net worth and earnings. The Company was in compliance with the facility at December 31, 1999. At December 31, 1999, there were $14.7 million of standby letters of credit outstanding, and $4.6 million of availability under the facility.

  On May 13, 1998, the Company entered into an agreement with one of its syndicate banks to provide for an $11 million revolving credit facility for its French and German subsidiaries. This revolving credit facility has terms similar to the existing $50 million revolving multicurrency credit facility. At December 31, 1999, the Company's German subsidiary had $5.3 million outstanding, and the Company's French subsidiary had $3.3 million outstanding at a combined average rate of 5.8%.

  Term loans held by the Company had a weighted average interest rate of 5.01% at December 31, 1999.

                    KOLLMORGEN CORPORATION AND SUBSIDIARIES

  Long-term debt at December 31, 1999, matures as follows:

       Date                                                           Maturities
       ----                                                           ----------
       2000..........................................................  $10,158
       2001..........................................................    2,426
       2002..........................................................   41,405
       2003..........................................................    1,868
       2004..........................................................    1,807
       Thereafter....................................................   20,565
                                                                       -------
                                                                       $78,229
                                                                       =======

  At December 31, 1999, the Company had $3.1 million outstanding and $16.2 million additional availability under lines of credit.

  The Company incurred $4.3 million, $3.4 million, and $4.7 million of interest expense on debt in 1999, 1998, and 1997, respectively.

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

Note 9. Financial Instruments

  The Company meets its capital requirements with a combination of variable rate short-term and fixed rate long-term financing. The Company enters into interest rate swap agreements with commercial banks primarily to reduce the impact of changes in interest rates on long-term financing arrangements. At December 31, 1999, the Company had three interest rate swaps with a notional amount of $29.7 million and mature in 2002 and 2004. Under the swap agreements the Company will pay the counterparties interest at a weighted average rate of 6.33%, and the counterparties will pay the Company at a variable rate primarily equal to three month LIBOR. The weighted average variable rate applicable to these agreements at December 31, 1999 was 6.33%.

  The Company also enters into foreign exchange contracts from time to time with commercial banks to minimize fluctuations in the value of receipts from customers in currencies other than the functional currency of the Company or one of its subsidiaries. In 1999 the Company entered into a number of contracts on behalf of it's French subsidiary to minimize the fluctuations of the French Franc to the dollar. The Company marked these transactions to market during the year. At December 31, 1999, the Company had one foreign exchange contract for approximately $1 million which was adjusted to market at a loss of $86 thousand.

  The Company had no derivative financial instruments outstanding at December 31, 1998.

Note 10. Restructuring and reorganization

  The Company has made five acquisitions in the past three years in its Industrial and Commercial group: Seidel, Servotronix, Magndeyne, NEAT, and SMB. These acquisitions, combined with a downturn in some of

                    KOLLMORGEN CORPORATION AND SUBSIDIARIES
this group's key markets (semiconductor equipment and machine tools), left the Company with too high of a cost structure. Consequently, in June 1999, the Company recorded a $3.1 million restructuring charge for cost reductions in its Industrial and Commercial motion control operations. The charge was primarily for the severance costs of $2.3 million associated with the termination of 87 employees in the U.S., Europe, and Israel. Additionally, the Company provided for the costs to terminate a lease allowing one of the Company's manufacturing operations to move to a smaller and more cost effective location. At December 31, 1999, $1.4 million had been charged against the reserve. Of this amount $1.0 million was for severance benefits paid to 39 employees. An additional $1 million will be paid in 2000 to employees terminated in 1999. In the fourth quarter of 1999, the Company enlarged the scope of its restructuring to include additional severance payments of $0.4 million in its Industrial and Commercial Group's sales organization in Europe. Additionally, the acquisition of Calzoni will allow the Aerospace and Defense Group, in early 2000, to consolidate its European sales organization by eliminating personnel and representatives, and closing an office at a cost of $0.3 million. The Company believes that the remainder of the restructuring charge of approximately $1.7 million is adequate to complete the original cost reductions in its Industrial and Commercial Group. This includes additional personnel reductions of 47 employees, and the move of one of the Company's domestic manufacturing operations to a smaller, more cost effective facility. These actions are expected to be complete by mid-2000.

  In the fourth quarter of 1998, the Company reorganized its worldwide research and development organization to eliminate redundancies and improve the efficiency of its development process, which resulted in a pre-tax charge of $1.3 million for severance cost, and was paid in 1998 and 1999.

Note 11. Common Stock, Additional Paid-in Capital, and Treasury Stock

  Pursuant to the By-Laws of the Company, directors who are not employees of the Company received an annual retainer of $24 thousand, $24 thousand, and $12 thousand in 1999, 1998 and 1997, respectively. Under the terms of the 1992 Stock Ownership Plan for Non-Employee Directors, each non-employee director receives at least 50% of his annual retainer in shares of the Company's common stock. The number of shares of common stock issued is based on the fair market value of such shares at the end of each quarterly period.

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

  Common stock reserved for issuance at December 31, 1999 and 1998 were as follows: for conversion of debentures, 852,984 and 905,095, respectively; and stock options and other awards, 1,702,251 and 1,814,139, respectively.

                    KOLLMORGEN CORPORATION AND SUBSIDIARIES

  As a result of the Company's losses in previous years, there was not a sufficient amount of retained earnings from which to pay dividends until the end of the second quarter of 1997. Accordingly, dividends paid on common stock prior to the date were charged to "Additional paid-in capital". Since the second quarter of 1997, dividends were charged to "Retained earnings".

  Treasury stock is carried at average cost.

Note 12. Stock Based Compensation Plans

  At December 31, 1999, the Company has five stock-based compensation plans. SFAS 123 requires that companies either recognize compensation expense for grants of stock, stock options, and other equity instruments based on fair value, or provide pro forma disclosure of net income and earnings per share in the notes to the financial statements. The Company adopted the disclosure provisions of SFAS 123 in 1996 and continues to apply Accounting Principles Board ("APB") Opinion 25 and related interpretations in accounting for its employee stock-based compensation. Compensation expense for shares issued to directors and for restricted shares issued of $106 thousand, $209 thousand, and $50 thousand was recognized for 1999, 1998, and 1997, respectively. Pro forma amounts are indicated below.

  The Company maintains three employee stock option plans under which grants have been made to officers and key employees. Additionally, the Company maintains a non-employee director ("NED") stock option plan that provides to each non-employee director, among other things, a one-time grant of a non-qualified stock option to purchase (i) 15,000 shares of common stock and (ii) the right to acquire an additional option to purchase up to 10,000 shares if the non-employee director purchases a corresponding number of shares on the open market within ninety days after the grant. Generally, the options outstanding under the Company's stock plans: (a) are granted at market value of the stock on the date of grant, (b) vest ratably over a five year period for the employee plans and over a two year period for the NED plan and (c) expire ten years subsequent to award. At December 31, 1999, the Company currently has available 1,421,497 and 280,754 shares for issuance under the employee plans and the NED plan, respectively. A total of 145,445 and 7,440 options were granted in 1999 under the employee plans and the NED plan, respectively.

  On April 1, 1997, the Company approved a stock option plan for key employees of Servotronix in conjunction with the acquisition of Servotronix (Note 2). Under this plan, 83,000 shares were authorized and granted in exchange for the surrender of rights to acquire Servotronix shares held by these employees. The options outstanding under this plan a) were granted at no cost, b) vest over a three year period, and c) expire ten years subsequent to award.

                    KOLLMORGEN CORPORATION AND SUBSIDIARIES

  A summary of the status of the Company's stock options as of December 31, 1999, 1998, and 1997 and changes during the year ended on those dates is presented below:

                                      1999                1998                1997
                                    Weighted            Weighted            Weighted
                                    Average             Average             Average
                           1999     Exercise   1998     Exercise   1997     Exercise
                          Shares     Price    Shares     Price    Shares     Price
                         ---------  -------- ---------  -------- ---------  --------
Outstanding at January
 1...................... 1,579,254   $12.18  1,240,900   $ 9.45  1,263,700   $ 8.93
Granted.................   130,000    11.63    463,614    17.94    124,269    17.54
Restricted stock
 grants.................    22,885      --         --       --         --       --
Granted to Servotronix
 employees..............       --       --         --       --      83,000      --
Exercised...............  (106,888)    6.43   (104,060)    4.42   (180,769)    7.34
Canceled................  (119,700)   14.05    (21,200)   12.22    (49,300)    8.42
                         ---------           ---------           ---------
Outstanding at December
 31..................... 1,505,551    12.21  1,579,254    12.18  1,240,900     9.26
                         =========           =========           =========
Options exercisable at
 December 31............   873,961    10.48    776,461     9.31    620,100     8.70
                         =========           =========           =========
Options available for
 future grant...........   196,700             234,885             177,799
                         =========           =========           =========

  The fair value of each option granted during 1999, 1998 and 1997 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                          1999    1998    1997
                                                         ------- ------- -------
   Expected dividend yield..............................    0.7%    0.4%    0.8%
   Expected stock price volatility......................   42.0%   38.0%   32.0%
   Risk-free interest rate..............................    6.0%    5.6%    5.8%
   Expected life of options............................. 6 years 6 years 6 years

  The weighted average fair value of options granted during the years 1999, 1998 and 1997 is $5.71, $8.03, and $6.94, respectively.

  The following table summarizes information about currently outstanding and exercisable stock options at December 31, 1999:

                           Number of      Weighted     Weighted             Weighted
                            Options       Average      Average    Number    Average
                          Outstanding    Remaining     Exercise Exercisable Exercise
Range of Exercise Prices  at 12/31/99 Contractual Life  Price   at 12/31/99  Price
------------------------  ----------- ---------------- -------- ----------- --------
$ 0.000.................      36,201     8.1 years      $ 0.00         11    $ 0.00
  5.000-10.375..........     676,950     3.9 years        8.74    598,550      8.57
 10.938-17.313..........     305,300     7.8 years       12.04    160,000     12.13
 17.437-18.125..........     411,800     8.3 years       17.92     85,400     17.91
$18.438-20.938..........      75,300     8.0 years       18.73     30,000     18.70
                           ---------                              -------
                           1,505,551     6.2 years      $12.21    873,961    $10.48
                           =========                              =======

                    KOLLMORGEN CORPORATION AND SUBSIDIARIES

  If compensation cost for the Company's 1999, 1998, and 1997 grants for stock-based compensation plans had been determined in accordance with the fair value method described by SFAS 123, the Company's net income and net income per share for these years would approximate the pro forma amounts below:

                                    1999                  1998                  1997
                            --------------------- --------------------- ---------------------
                            As Reported Pro Forma As Reported Pro Forma As Reported Pro Forma
                            ----------- --------- ----------- --------- ----------- ---------
   Net income..............   $1,230      $ 180     $14,307    $13,139    $19,720    $19,088
   Earnings per common
    share:
     Basic.................   $ 0.12      $0.02     $  1.42    $  1.30    $  2.00    $  1.93
     Diluted...............   $ 0.12      $0.02     $  1.36    $  1.25    $  1.90    $  1.84

  The effect of applying SFAS 123 in this pro forma disclosure is not indicative of future compensation expense amounts, as SFAS 123 does not apply to awards prior to 1995, and additional awards in future years are anticipated.

Note 13. Earnings Per Share

  Basic earnings per share is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock, that then shared in the earnings of the entity. A reconciliation between basic EPS and diluted EPS is as follows:

                                                       1999    1998     1997
                                                      ------- -------  -------
   Income before change in accounting principle...... $ 1,230 $14,745  $19,720
   Cumulative effect of change in accounting
    principle........................................     --     (438)     --
                                                      ------- -------  -------
   Net income........................................ $ 1,230 $14,307  $19,720
                                                      ======= =======  =======
   Shares used in net income per share--basic........  10,243  10,082    9,876
   Effect of dilutive securities: Stock options......     209     424      488
                                                      ------- -------  -------
   Shares used in net income per share--diluted......  10,452  10,506   10,364
                                                      ======= =======  =======
   Income per share before change in accounting
    principle--basic.................................     --  $  1.46      --
   Income per share before change in accounting
    principle--diluted...............................     --  $  1.40      --
   Net income per share--basic....................... $  0.12 $  1.42  $  2.00
   Net income per share--diluted..................... $  0.12 $  1.36  $  1.90

  During 1999, options to purchase 530,312 shares of common stock with exercise prices ranging from $13.56 to $20.94 per share and with expiration dates ranging up to July 20, 2009 were outstanding, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. Also, 852,984 common equivalent shares of the convertible subordinated debentures were not included in the diluted EPS calculation as a result of their anti-dilutive effect.

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

Note 14. Taxes on income

  The components of income (loss) before income taxes, joint venture, and minority interest were as follows:

                                                       1999     1998     1997
                                                      -------  -------  -------
   Domestic.......................................... $   (48) $22,393  $ 5,751
   Foreign...........................................   1,616    2,508   (9,168)
                                                      -------  -------  -------
     Total........................................... $ 1,568  $24,901  $(3,417)
                                                      =======  =======  =======

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

  The valuation allowance decrease in 1997 resulted from the utilization of net operating loss and tax credit carryforwards, current income from operations and the tax gain from the formation of the Joint Venture. The 1998 valuation allowance decrease resulted from the utilization of certain foreign tax loss carryforwards. The 1998 current foreign tax provision consists of the foreign withholding taxes paid by the Company in connection with the license agreement more fully explained in Note 4.

  The provision (benefit) for income taxes consists of the following:

                                                       1999     1998     1997
                                                      -------  -------  -------
   Current provision:
     U.S. federal.................................... $(2,898) $ 9,314  $ 4,705
     Foreign.........................................     877    2,720      --
     State...........................................    (119)   2,055    2,207
                                                      -------  -------  -------
                                                       (2,140)  14,089    6,912
   Deferred (benefit):
     U.S. federal....................................   2,466   (3,345)  (2,980)
     Foreign.........................................     --       --       --
     State...........................................     207     (659)  (1,094)
                                                      -------  -------  -------
                                                        2,673   (4,004)  (4,074)
                                                      -------  -------  -------
   Total provision................................... $   533  $10,085  $ 2,838
                                                      =======  =======  =======

                    KOLLMORGEN CORPORATION AND SUBSIDIARIES

  The U.S. effective income tax rate from operations is different from the U.S. federal statutory rates for the following reasons:

                                                              1999    1998
                                                              -----  -------
   Income tax provision (benefit) at U.S. federal statutory
    rates.................................................... $ 549  $ 8,716
   Foreign taxes withheld....................................   --     1,768
   Reduction of valuation allowance..........................   --      (292)
   Foreign tax rate variances................................  (130)    (792)
   State income taxes net of federal benefit.................    57      908
   Other.....................................................    57     (223)
                                                              -----  -------
                                                              $ 533  $10,085
                                                              =====  =======

  The deferred tax assets and liabilities are comprised of the following:

                                                                1999     1998
                                                               -------  -------
   Bad debt reserve........................................... $   176  $   151
   Employee benefit reserves..................................   4,169    3,766
   Reserve for net realizable value of real estate............     813      881
   Patent defense accrual.....................................   1,926    2,457
   Depreciation...............................................  (2,247)  (1,455)
   Other......................................................   2,242    3,648
                                                               -------  -------
                                                                 7,079    9,448
   Valuation allowance........................................     --       --
                                                               -------  -------
   Net deferred tax asset..................................... $ 7,079  $ 9,448
                                                               =======  =======

Note 15. Operating Leases

  The Company leases certain of its facilities and equipment under operating lease arrangements. Such arrangements generally include fair market value renewal and/or purchase options.

  Rent expense for operating leases amounted to $3.9 million, $2.7 million, and $2.5 million in 1999, 1998 and 1997, respectively. Future minimum rental payments required under non-cancelable operating leases having a lease term in excess of one year at December 31, 1999 are as follows:

                                                                       Operating
                                                                        Leases
                                                                       ---------
      2000............................................................  $3,519
      2001............................................................   3,012
      2002............................................................     697
      2003............................................................     243
      2004............................................................      98
      Thereafter......................................................      73
                                                                        ------
      Total minimum lease payments....................................  $7,642
                                                                        ======

                    KOLLMORGEN CORPORATION AND SUBSIDIARIES

Note 16. Commitments and Contingencies

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

Note 17. Pension plans and postretirement benefits

 Pension Plans:

  The Company maintains two non-contributory qualified defined benefit pension plans (the "Plans") covering substantially all domestic employees. Due to full funding, the Company is currently not required to make any contributions to the Plans.

  The net periodic pension cost for the years 1999, 1998 and 1997 includes the following components:

                                                      1999     1998     1997
                                                     -------  -------  -------
   Service cost..................................... $ 2,177  $ 2,337  $ 2,085
   Interest cost....................................   3,505    3,174    3,542
   Expected return on plan assets...................  (7,711)  (7,007)  (6,218)
   Amortization of:
     Transition obligation..........................    (538)    (538)    (545)
     Prior service cost.............................     160      160      146
     Actuarial gain.................................    (310)    (555)     (28)
                                                     -------  -------  -------
   Net periodic pension credit...................... $(2,717) $(2,429) $(1,018)
                                                     =======  =======  =======

  The assumptions used in determining the net periodic pension credit included discount rates of 6.25%, 6.5%, and 7.0% in 1999, 1998 and 1997, respectively, an expected investment return of 10% and compensation increases of 5% for the years ending 1999, 1998, and 1997.

                    KOLLMORGEN CORPORATION AND SUBSIDIARIES

  The assumptions used in determining the end of year benefit obligations included discount rates of 7.5% for 1999 and 6.25% for 1998, and compensation increases of 5% per year. The Plans' funded status, together with the amounts recognized in the Company's balance sheet at December 31 are as follows:

                                                               1999     1998
                                                             --------  -------
   Change in benefit obligations:
     Benefit obligation at beginning of year................ $ 54,215  $54,575
     Service cost...........................................    2,177    2,337
     Interest cost..........................................    3,505    3,174
     Amendments.............................................       21      223
     Actuarial gain.........................................   (7,198)  (3,766)
     Settlement.............................................   (2,749)     --
     Benefits paid..........................................     (556)  (2,328)
                                                             --------  -------
     Benefit obligation at end of year......................   49,415   54,215

   Change in plan assets:
     Fair value of plan assets at beginning of year.........   73,389   70,340
     Actual return on plan assets...........................    9,650    5,378
     Benefits paid..........................................     (556)  (2,329)
     Settlement.............................................   (2,749)     --
                                                             --------  -------
     Fair value of plan assets at end of year...............   79,734   73,389
     Funded status..........................................   30,320   19,174
     Unrecognized actuarial gain............................  (17,816)  (8,989)
     Unrecognized portion of net obligation at transition...   (2,837)  (3,375)
     Unrecognized prior service cost........................    1,277    1,417
                                                             --------  -------
     Net amount recognized..................................   10,944    8,227

   Amounts recognized in the Balance Sheet consist of:
     Prepaid benefit cost...................................   10,944    8,227
     Accrued benefit liability..............................      --       --
                                                             --------  -------
     Net amount recognized.................................. $ 10,944  $ 8,227
                                                             ========  =======

  The Company also maintains a Supplemental Retirement Income Plan ("SERP") for former key employees. The Company has accrued an actuarially determined liability of $3.7 million at December 31, 1999 and 1998, respectively, in anticipation of the future payment of such benefits to seven former employees who were designated as eligible by the Company's board of directors for participation in the SERP program. The Company incurred a pension expense of $0.3 million in each of 1999, 1998 and 1997 for the SERP.

  The Company has a voluntary 401(k) savings and investment plan designed to enhance the existing retirement program covering eligible domestic employees. In 1999, 1998, and 1997, the Company matched 50% of each participant's contributions, up to a maximum contribution of 2% of base salary. Company annual contributions to this plan were $0.8 million, $0.7 million and $0.7 million in 1999, 1998, and 1997.

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

                    KOLLMORGEN CORPORATION AND SUBSIDIARIES

 Postretirement Benefits:

  The Company maintains a postretirement medical benefits plan covering substantially all domestic employees hired prior to January 1, 1992.

  Net periodic postretirement benefit cost for 1999, 1998, and 1997 includes the following components:

                                                                  1999 1998 1997
                                                                  ---- ---- ----
   Service cost.................................................. $296 $266 $213
   Interest cost.................................................  259  263  382
   Amortization of:
     Transition obligation.......................................   30   30  252
                                                                  ---- ---- ----
       Net periodic postretirement benefit cost.................. $585 $559 $847
                                                                  ==== ==== ====

  The Company's postretirement benefit plans are unfunded.

  During 1998, the Company elected to change the vesting method used to determine eligibility for post-retirement medical insurance benefits, resulting in a curtailment charge of $1.6 million.

  For measurement purposes, a 8.4% annual rate of increase in the per capita cost of covered medical benefits was assumed for 1999; the rate was assumed to decrease to 5.5% for 2007 and remain at that level thereafter.

  The assumptions used in determining the net periodic postretirement benefit cost included discount rates of 6.25%, 6.5%, and 7.0%, for 1999, 1998, and 1997, respectively.

  The weighted average discount rates used in determining the end of year accumulated postretirement benefit obligation are 7.5%, 6.25%, and 6.5% as of December 31, 1999, 1998, and 1997, respectively.

  Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effect on the Postretirement Medical Benefit Program:

                                                 One-Percentage One-Percentage
                                                 Point Decrease Point Increase
                                                 -------------- --------------
   Effect on total of service and interest cost
    components.................................      $ (21)          $ 22
   Effect on postretirement benefit
    obligation.................................       (135)           140

                    KOLLMORGEN CORPORATION AND SUBSIDIARIES

  The Plans' funded status together with the amounts recognized in the Company's balance sheet at December 31 is as follows:

                                                               1999     1998
                                                              -------  -------
   Change in benefit obligations:
     Benefit obligation at beginning of year................. $ 4,419  $ 5,939
     Service cost............................................     295      266
     Interest cost...........................................     259      263
     Amendments..............................................     100   (1,643)
     Actuarial gain..........................................    (594)     (18)
     Benefits paid...........................................    (523)    (388)
                                                              -------  -------
     Benefit obligation at end of year.......................   3,956    4,419
   Change in plan assets:
     Fair value of plan assets at beginning of year..........     --       --
     Employer contributions..................................     423      388
     Plan participants' contributions........................     100      --
     Benefits paid...........................................    (523)    (388)
                                                              -------  -------
     Fair value of plan assets at end of year................     --       --
     Funded status...........................................  (3,956)  (4,419)
     Unrecognized actuarial loss.............................    (380)     214
     Unrecognized portion of net obligation at transition....     389      420
                                                              -------  -------
     Net amount recognized...................................  (3,947)  (3,785)
   Amounts recognized in the Balance Sheet consist of:
     Prepaid benefit cost....................................     --       --
     Accrued benefit liability...............................  (3,947)  (3,785)
                                                              -------  -------
     Net amount recognized................................... $(3,947) $(3,785)
                                                              =======  =======

                    KOLLMORGEN CORPORATION AND SUBSIDIARIES

Note 18. Geographic and industry information

  The effect of the Company's foreign operations upon the consolidated financial statements are summarized as follows:

                                                     1999      1998      1997
                                                   --------  --------  --------
   Net Sales
     North America................................ $186,539  $189,003  $179,524
     Europe.......................................   70,393    55,983    44,733
     Other........................................   10,248    18,248    12,759
     Eliminations.................................  (13,235)  (19,295)  (14,770)
                                                   --------  --------  --------
                                                   $253,945  $243,939  $222,246
                                                   ========  ========  ========
   Net Income
     North America................................ $    847  $ 11,967  $ 30,304
     Europe.......................................      497     2,215      (410)
     Other........................................     (114)      126    (8,536)
     Eliminations.................................      --         (1)   (1,638)
                                                   --------  --------  --------
                                                   $  1,230  $ 14,307  $ 19,720
                                                   ========  ========  ========
   Identifiable Assets
     North America................................ $180,023  $125,106  $ 97,211
     Europe.......................................   82,677    46,252    44,306
     Other........................................   16,701    15,190    13,914
     Eliminations.................................  (63,040)  (17,915)   (9,987)
                                                   --------  --------  --------
                                                   $216,361  $168,633  $145,444
                                                   ========  ========  ========

  The Company's principal foreign facilities are in France, Germany, India, Israel, Italy, Czech Republic and Vietnam. The eliminations of sales are at prevailing wholesale selling prices. The Company has no other significant foreign operations.

  In addition to foreign operations, export sales amounted to $28.8 million in 1999, $26.4 million in 1998, and $21.0 million in 1997. Sales to the U.S. Government or for U.S. Government end-use amounted to $51.2 million, $50.8 million and $47.8 million in 1999, 1998 and 1997, respectively.

  The Company has maintained its focus on high performance motion control, and the Company in late 1997 reorganized its business around two market segments, Industrial and Commercial and Aerospace and Defense. Information provided for 1997 has been prepared as if the reorganization around these two market segments had occurred at the beginning of the year.

                    KOLLMORGEN CORPORATION AND SUBSIDIARIES

  The following table includes certain financial information relating to each of the Company's segments in the last three fiscal years:

                            Industrial Aerospace             Special
                               and        and    Corporate, Items and
                            Commercial  Defense   Interest  Businesses
                              Group      Group   and Other   Sold (1)   Total
                            ---------- --------- ---------- ---------- --------
   1999
   Bookings................  $142,191  $157,386    $  --     $   --    $299,577
   Sales...................   135,020   118,925       --         --     253,945
   Profit (loss) before
    tax....................     2,562    12,032    (9,961)    (3,065)     1,568
   Assets..................   112,406    96,092     7,863        --     216,361
   Capital additions.......     3,047     4,575     1,361        --       8,983

   1998
   Bookings................  $135,492  $106,289    $  --     $   --    $241,781
   Sales...................   135,715   108,224       --         --     243,939
   Profit (loss) before
    tax....................    10,202    13,598    (6,376)     7,477     24,901
   Assets..................    74,017    68,986    25,630        --     168,633
   Capital additions.......     4,456     4,649       554        --       9,659

   1997
   Bookings................  $117,447  $104,583    $  --     $   --    $222,030
   Sales...................   120,244   102,002       --         --     222,246
   Profit (loss) before
    tax....................    10,193    10,548    (8,432)   (15,726)    (3,417)
   Assets..................    56,517    67,716    21,211        --     145,444
   Capital additions.......     2,816     3,348        52        --       6,216

--------
(1) Excludes the impact of the "Special Items" and the "Business Sold" more fully described in Management's Discussion and Analysis of Financial Condition and Results of Operations and in the notes to the financial statements.

                    KOLLMORGEN CORPORATION AND SUBSIDIARIES

Note 19. Quarterly Results of Operations (Unaudited)

                                                           Quarter
                                               --------------------------------
   1999                                         First  Second    Third  Fourth
   ----                                        ------- -------  ------- -------
   Net sales.................................  $59,471 $59,922  $62,974 $71,578
   Gross profit..............................   17,593  16,923   18,569  21,113
   Restructuring charge......................      --    3,065      --      --
   Net income (loss).........................    1,634  (2,516)     912   1,200
   Earnings per common share:
     Basic...................................  $  0.16 $ (0.25) $  0.09 $  0.12
     Diluted.................................  $  0.16 $ (0.25) $  0.09 $  0.12

                                                           Quarter
                                               --------------------------------
   1998                                         First  Second    Third  Fourth
   ----                                        ------- -------  ------- -------
   Net sales.................................  $56,793 $60,340  $61,891 $64,915
   Gross profit..............................   17,127  18,952   19,481  20,878
   Impairment of goodwill and assets held for
    sale.....................................    2,733     --       --      --
   Tender offer costs........................    1,273     --       --      --
   Intellectual property license, net of
    expenses.................................   21,217     --       --      --
   Reorganization of research and development
    organization.............................      --      --       --    1,310
   Net income before change in accounting
    principle................................    5,560   2,279    3,118   3,788
   Cumulative effect of change in accounting
    principle................................      --      --       --      438
   Net income................................    5,560   2,279    3,118   3,350
   Earnings per common share before
    cumulative effect of change in accounting
    principle:
     Basic...................................  $  0.55 $  0.23  $  0.31 $  0.37
     Diluted.................................  $  0.52 $  0.21  $  0.30 $  0.36
   Earnings per common share:
     Basic...................................  $  0.55 $  0.23  $  0.31 $  0.33
     Diluted.................................  $  0.52 $  0.21  $  0.30 $  0.32

Note 20. Subsequent Events

  The Company owns 534,157 shares of Telaxis Communications Corporation ("Telaxis") with a book value of approximately $3.1 million. Telaxis' shares began trading on the NASDAQ exchange on February 2, 2000 under the symbol TLXS. The offering price of the Telaxis initial public offering was $17.00 per share, and the stock closed after the first day of trading at $47.50 per share. On March 24, 2000, the shares of Telaxis closed at $83.475 per share. The Company is prohibited from selling its shares for 180 days following the initial public offering under an agreement with Telaxis and its underwriters.

                    KOLLMORGEN CORPORATION AND SUBSIDIARIES

                                 EXHIBIT INDEX

                                                                   Page in this
 Exhibit No.                Description of Exhibit                  Form 10-K
 -----------                ----------------------                 ------------
     3(a)    Restated Certificate of Incorporation, as amended,
              incorporated by reference to Exhibit 3(i) to Form
              10-Q filed on November 13, 1998.                         N/A
     3(b)    Restated and Amended By-Laws incorporated by
              Reference to Exhibit 3 to Form 10-Q filed on
              August 13, 1998.                                         N/A
     4(a)    Indenture dated as of May 1, 1984, with respect to
              8 3/4% Convertible Subordinated Debentures Due
              2009 incorporated by reference to Exhibit 4 to
              Registration Statement on Form S-3 (2-90655).            N/A
     4(b)    Amended and Restated Rights Agreement dated as of
              October 22, 1998, between the Company and
              BankBoston, N.A., as Rights Agent, incorporated by
              reference to Exhibit 4 to Form 8-K filed on
              November 4, 1998.                                        N/A
     4(c)    Amendment No. 1 dated December 13, 1999 to the
              Amended and Restated Rights Agreement dated as of
              October 22, 1998 between the Company and
              BankBoston, N.A., as rights agent, incorporated by
              reference to Exhibit 1 on Form 8-K filed on
              January 3, 2000.                                         N/A
    10(a)    Fifth Amended and Restated Multicurrency Credit
              Agreement dated as of September 30, 1997, among
              Kollmorgen Corporation, BankBoston, N.A., Certain
              Other Financial Institutions listed on Schedule 1,
              and BankBoston, N.A., as Agent, incorporated by
              reference to Exhibit 10A of the Form 10-Q filed on
              November 14, 1997.                                       N/A
    10(b)    First Amendment to the Fifth Amended and Restated
              Multicurrency Credit Agreement dated as of
              September 30, 1997, among Kollmorgen Corporation,
              certain other Financial Institutions listed on
              Schedule 1, and BankBoston, N.A., as Agent,
              incorporated by reference to Exhibit 10 of the
              Form 10-Q filed on August 16, 1999.                      N/A
    10(c)    Second Amendment to the Fifth Amended and Restated
              Multicurrency Credit Agreement dated as of
              September 30, 1997, among Kollmorgen Corporation,
              certain other Financial Institutions listed on
              Schedule 1, and BankBoston, N.A.                          *
    10(d)    Third Amendment to the Fifth Amended and Restated
              Multicurrency Credit Agreement dated as of
              September 30, 1997, among Kollmorgen Corporation,
              certain other Financial Institutions listed on
              Schedule 1, and BankBoston, N.A.                          *
    10(e)    Form of $10,000,000 Money Market Line for a
              Revolving Credit Facility Agreement dated June 4,
              1999, between Kollmorgen Corporation and
              BankBoston, N.A., as Agent.                               *
    10(f)    Form of Limited Guaranty given by the Company to
              secure ABN AMRO's credit facility of up to
              $11,000,000 million provided to the Company's
              wholly owned subsidiaries in France and Germany,
              and incorporated by reference to Exhibit 10(b) of
              the Form 10-K filed for the year ended December
              31, 1998.                                                N/A
    10(g)    Kollmorgen Stock Option Plan, as amended,
              incorporated by reference to Exhibit A of the
              Company's Proxy Statement dated March 24, 1987,
              for the Annual Meeting of Shareholders held on
              April 22, 1987.                                          N/A
    10(h)    Kollmorgen 1991 Long Term Incentive Plan, as
              amended, incorporated by reference to Exhibit A of
              the Company's Proxy Statement dated April 5, 1996,
              for the Annual Meeting of Shareholders held on May
              8, 1996.                                                 N/A

                    KOLLMORGEN CORPORATION AND SUBSIDIARIES

                                                                   Page in this
 Exhibit No.                Description of Exhibit                  Form 10-K
 -----------                ----------------------                 ------------
    10(i)    1998 Management Stock Incentive Plan incorporated
              by reference to Exhibit A of the Company's Proxy
              Statement dated April 3, 1998, for the Annual
              Meeting of Shareholders held on May 13, 1998.            N/A
    10(j)    Form of Retention Agreement, as amended, entered
              into between the Company and Messrs. Argov,
              Cobuzzi, Desmond, Eder, Jones and Verbrugghe, and
              incorporated by reference to Exhibit 10(f) of the
              Form 10-K filed for the year ended December 31,
              1998.                                                    N/A
    10(k)    Kollmorgen Deferred Compensation Plan incorporated
              by reference to Exhibit 10B of the Form 10-Q filed
              on or about November 14, 1997.                           N/A
    10(l)    Form of 1991, 1992, and 1993 Non-Qualified Stock
              Option Agreement under the Long-Term Incentive
              Plan and/or Kollmorgen Stock Option Plan for
              Gideon Argov, Robert J. Cobuzzi and James A. Eder.
              Each agreement is identical except for the number
              of shares and the date of grant. Said agreement is
              incorporated by reference to Exhibit 10(j) to the
              Annual Report on Form 10-K of the Company for the
              year ended December 31, 1991.                            N/A
    10(m)    Form of 1995 and 1996, Incentive Stock Option
              Agreement under the Long-Term Incentive Plan for
              Gideon Argov, Robert J. Cobuzzi, Daniel F.
              Desmond, James A. Eder, and Keith D. Jones. Each
              agreement is identical except for the number of
              shares and the date of grant. Said Agreement is
              incorporated by reference to Exhibit 10(i) on Form
              10-K filed for the year ended December 31, 1995.         N/A
    10(n)    Form of 1998 Non-Qualified Stock Option Agreement
              under the 1998 Management Stock Incentive Plan for
              Gideon Argov, Robert J. Cobuzzi, Daniel F.
              Desmond, James A. Eder and Keith D. Jones. Each
              agreement is identical except for the number of
              shares and the date of grant. Said Agreement is
              incorporated by reference to Exhibit 10(j) on Form
              10-K filed for the year ended December 31, 1998.         N/A
    10(o)    Form of 1999 Restricted Stock Units Subscription
              Agreement for Gideon Argov, Robert J. Cobuzzi,
              Daniel F. Desmond, James A. Eder and Keith D.
              Jones. Each agreement is identical except for the
              number of shares of restricted stock units. Said
              Agreement is incorporated by reference to Exhibit
              10(k) on Form 10-K filed for the year ended
              December 31, 1998.                                       N/A
    10(p)    Form of 1999 Incentive Stock Option Agreement under
              the 1991 Long Term Incentive Plan for Willy
              Verbrugghe                                                *
    10(q)    Kollmorgen 1992 Stock Ownership Plan for Non-
              Employee Directors, as amended, incorporated by
              reference to Exhibit B of the Company's Proxy
              Statement dated April 5, 1996, for the Annual
              Meeting of Shareholders held on May 8, 1996.             N/A
    10(r)    Form of Non-Qualified Stock Option Agreement for
              the grant of 15,000 options between each non-
              employee director and the Company pursuant to the
              Kollmorgen 1992 Stock Ownership Plan for Non-
              Employee Directors, as amended, incorporated by
              reference t Exhibit 10(i) to the Annual Report on
              Form 10-K of the Company for the year ended
              December 31, 1996.                                       N/A
    10(s)    Kollmorgen 2000 Corporate Incentive Plan for
              Corporate Officers and other key corporate
              employees.                                                *
    10(t)    Letter employment agreement dated May 21, 1991, for
              Gideon Argov. Said Agreement is incorporated by
              reference to Exhibit 10(c) to the Annual Report on
              Form 10-K of the Company for the year ended
              December 31, 1991.                                       N/A

                    KOLLMORGEN CORPORATION AND SUBSIDIARIES

                                                                   Page in this
 Exhibit No.                Description of Exhibit                  Form 10-K
 -----------                ----------------------                 ------------
    10(u)    Letter employment agreement dated July 1, 1991 for
              Robert J. Cobuzzi. Said Agreement is incorporated
              by reference to Exhibit 10(c) to the Annual Report
              on Form 10-K of the Company for the year ended
              December 31, 1991.                                       N/A
    10(v)    Letter employment agreement dated July 27, 1999 for
              Willy Verbrugghe.                                         *
    10(w)    Form of severance agreement for George P. Stephan.
              Said agreement is incorporated by reference to
              Exhibit 10(i) to the Annual Report on Form 10-K of
              the Company for the year ended December 31, 1989.        N/A
    10(x)    Form of Indemnification Agreement for each of the
              Company's executive officers, directors and
              director emeritus. Each agreement is identical to
              this exhibit except for the name and title of each
              individual. Said agreement is incorporated by
              reference to Exhibit 10(f) to the Annual Report on
              Form 10-K of the Company for the year ended
              December 31, 1987.                                       N/A
    10(y)    Supplemental Retirement Income Plan for key
              executives incorporated by reference to Exhibit
              10(n) to the Annual Report on Form 10-K of the
              Company for the year ended December 31, 1990.            N/A
    10(z)    Master Equipment Lease Agreement dated as of April
              19, 1996, between Provident Commercial Group, Inc.
              and Kollmorgen Corporation incorporated by
              reference to Exhibit 10 to Form 10-Q filed on or
              about November 12, 1996.                                 N/A
       21    Subsidiaries of the Company                                *
       23    Consent of Independent Accountants--
              PricewaterhouseCoopers LLP                                *
       24    Powers of Attorney                                         *
       27    Financial Data Schedule                                    *

--------
* Filed herewith.