Form 10-Q
period 2000-03-31
KOLLMORGEN CORP
filed 2000-05-15
CIK 56583

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2000

Commission File No. 1-5562

                            KOLLMORGEN CORPORATION
             ----------------------------------------------------
            (Exact name of registrant as specified in its charter)

          New York                                         04-2151861
------------------------------                         ------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)


1601 Trapelo Road, Waltham, Massachusetts                    02451
-----------------------------------------                 ----------
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code:      (781) 890-5655

--------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                  Yes   X        No____
                                                       ----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                                   Outstanding at May 2, 2000
-----------------------------                       ----------------------------
Common Stock, $2.50 par value                            10,357,822 shares

                    KOLLMORGEN CORPORATION AND SUBSIDIARIES

                                     INDEX
                                     -----

                                                         Page No.
                                                         --------

PART I - Financial Information

     Unaudited Consolidated Statements of                    3
         Operations for the Three Months Ended
         March 31, 2000 and 1999

     Unaudited Consolidated Balance Sheets                   4
         as of March 31, 2000 and
         December 31, 1999

     Unaudited Consolidated Statements of Cash Flows         5
         for the Three Months Ended March 31, 2000
         and 1999

     Notes to Unaudited Consolidated Financial Statements    6

     Management's Discussion and Analysis of Financial      10
         Condition and Results of Operations


PART II - Other Information                                 13

                    KOLLMORGEN CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Operations
               (Dollars in thousands, except per share amounts)
                                  (Unaudited)


                                                            March 31,             March 31,
                                                                 2000                  1999
                                                         ------------          ------------
Net Sales                                                $     64,542          $     59,471
Cost of Sales                                                  45,937                41,878
                                                         ------------          ------------
Gross profit                                                   18,605                17,593
                                                         ------------          ------------
Selling and marketing expense                                   7,021                 6,135
General and administrative expense                              7,599                 6,452
Research and development expense                                2,787                 3,053
                                                         ------------          ------------
Income from operations                                          1,198                 1,953
Other income (expense):
     Interest expense                                          (1,630)                 (901)
     Interest income                                               39                    74
     Other, net                                                   102                 1,178
                                                         ------------          ------------
Income (loss) before income taxes and minority interest          (291)                2,304
(Provision) benefit for income taxes                              102                  (805)
                                                         ------------          ------------
Income (loss) before minority interest                           (189)                1,499
Minority interest                                                   -                   135
                                                         ------------          ------------
Net income (loss)                                        $       (189)         $      1,634
                                                         ============          ============
Earnings per common share:
  Basic                                                  $      (0.02)         $       0.16
  Diluted                                                $      (0.02)         $       0.16
Number of shares used in calculating earnings
 per common share:
  Basic                                                    10,331,612            10,155,809
  Diluted                                                  10,331,612            10,448,249

See accompanying notes to unaudited consolidated financial statements.

                    KOLLMORGEN CORPORATION AND SUBSIDIARIES
                          Consolidated Balance Sheets
                                (In thousands)
                                  (Unaudited)



                                    ASSETS
                                                                       March 31,           December 31,
                                                                           2000                   1999
                                                                     -----------           ------------
Current assets:
     Cash and cash equivalents                                        $    3,039            $     4,170
     Short-term investments                                               32,108                      -
     Accounts receivable (net of allowance of
       $921 in 2000 and $920 in 1999)                                     48,414                 56,139
     Recoverable amounts on long-term contracts                           14,735                 11,369
     Inventories                                                          34,700                 30,008
     Prepaid expenses and other current assets                             3,722                  3,312
                                                                     -----------          -------------
Total current assets                                                     136,718                104,998

Property, plant and equipment, net                                        33,798                 34,360
Goodwill, patents and other intangible assets, net                        51,883                 55,454
Deferred income taxes                                                      7,128                  7,079
Other assets                                                              12,075                 14,470
                                                                     -----------          -------------
Total assets                                                          $  241,602            $   216,361
                                                                     ===========          =============
               LIABILITIES and SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                 $   19,149            $    24,677
     Income taxes payable                                                 16,153            $     3,515
     Accrued liabilities                                                  31,857            $    35,951
     Line of credit                                                       12,793            $     3,097
     Current portion of long-term debt and notes payable                   8,138                 10,158
                                                                     -----------          -------------
Total current liabilities                                                 88,270                 77,398

Long-term debt                                                            67,960                 68,071
Other liabilities                                                         12,741                 13,910

Shareholders' equity:
     Common stock                                                         26,958                 26,955
     Additional paid-in capital                                           13,586                 13,462
     Retained earnings                                                    22,788                 23,184
     Accumulated other comprehensive income                               13,095                 (2,504)
     Less: common stock in treasury, at cost                              (3,796)                (4,115)
                                                                     -----------          -------------
Total shareholders' equity                                                72,631                 56,982
                                                                     -----------          -------------
Total liabilities and shareholders' equity                            $  241,602            $   216,361
                                                                     ===========          =============

See accompanying notes to unaudited consolidated financial statements.

                    KOLLMORGEN CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                (In thousands)
                                  (Unaudited)

                                                            For the
                                                       Three Months Ended
                                                            March 31,
                                                     ------------------------
                                                        2000          1999
                                                     ----------     ---------
Cash flows from operating activities:
Net income                                           $    (189)     $  1,634
Adjustments to reconcile income to
  net cash used in operating activities:
    Depreciation                                         2,186         1,530
    Amortization                                           870           430
    Minority interest and other non-cash expenses           24          (255)
Changes in operating assets and liabilities
    Accounts receivable                                  6,671         2,329
    Recoverable amounts on long-term contracts          (3,640)       (1,899)
    Inventories                                         (5,202)         (802)
    Prepaid expenses                                    (1,748)         (929)
    Accounts payable and accrued liabilities            (3,596)       (5,948)
    Other deferred expenses                             (1,906)         (154)
                                                     ---------      --------
      Net cash used in operating activities             (6,530)       (4,064)
                                                     ---------      --------
Cash flows from investing activities:
    Capital expenditures                                (2,129)       (1,880)
    Other                                                  (27)          (44)
                                                     ---------      --------
      Net cash used in investing activities             (2,156)       (1,924)
                                                     ---------      --------
 Cash flows from financing activities:
    Borrowings under credit lines, net                   8,267           112
    Proceeds from common stock issued from treasury        342           738
    Borrowings (repayments) of long-term debt, net         121          (325)
    Dividends paid                                        (207)         (203)
                                                     ---------      --------
      Net cash provided by financing activities          8,523           322
                                                     ---------      --------
    Effect of exchange rate changes on cash               (968)         (116)
                                                     ---------      --------
    Net decrease in cash and cash equivalents           (1,131)       (5,782)
    Cash and cash equivalents at beginning of period     4,170        13,086
                                                     ---------      --------
    Cash and cash equivalents at end of period       $   3,039      $  7,304
                                                     =========      ========


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

2. In the opinion of management, the unaudited consolidated financial statements included herein contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial condition at March 31, 2000, the results of operations for the three month periods ended March 31, 2000 and 1999, and the cash flows for the three month periods ended March 31, 2000 and 1999. The balance sheet as of December 31, 1999 was derived from the audited financial statements as of December 31, 1999. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information. These interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

3.   Inventories consist of the following:

                                         March 31,       December 31,
                                              2000               1999
                                         ---------       ------------
          Raw materials                  $  13,508       $     14,093
          Work in process                   15,277             11,013
          Finished goods                     5,915              4,902
                                         ---------       ------------
                                         $  34,700       $     30,008
                                         =========       ============

4.   The Company's comprehensive earnings were as follows:


                                                              For the
                                                         Three Months Ended
                                                              March 31,
                                                       -----------------------
                                                          2000         1999
                                                       ---------     ---------
     Net income (loss)                                 $    (189)    $   1,634
     Foreign currency translation adjustment,
      net of tax provision of $304 in 2000 and
      $356 in 2000 and 1999                                 (566)         (661)
     Unrealized gain on investments, net of tax
      provision of $10,529                                16,469            --
                                                       ---------     ---------
     Comprehensive income                              $  15,714     $     973
                                                       =========     =========

5. The following table includes certain financial information relating to each of the Company's segments:


                                 Industrial          Aerospace
                                    and                and             Corporate,
                                 Commercial          Defense            Interest
                                   Group              Group            and Other         Total
                                   -----              -----            ---------         -----
Three months ended:
March 31, 2000:
Sales                              $37,712             $26,830                -          $64,542
Profit (loss) before tax             1,032               1,284           (2,607)            (291)
March 31, 1999:
Sales                               33,557              25,914                -           59,471
Profit (loss) before tax             1,498               2,804           (1,998)           2,304

     There has been no material changes in assets since year end.

6. In March 2000, the Financial Accounting Standard Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving
     Stock Compensation - an interpretation of APB Opinion No. 25" (FIN 44"). Fin 44 clarifies the following: the definition of an employee for purposes of applying APB Opinion No 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on the Company's financial position or results of operations.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes the staff's view in applying generally accepted accounting principles to selected revenue recognition issues. The application of the guidance in SAB 101 will be required in the Company's first quarter of the fiscal year 20001. The effects of applying this guidance will be reported as a cumulative effect of applying this guidance will be reported as a cumulative effect adjustment resulting from a change in accounting principle. The Company does not expect the application to have a material effect of its financial statements, however, the final evaluation of SAB 101 is not yet complete.

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


                                                      For the
                                                  Three Months Ended
                                                      March 31,
                                                  -------------------
                                                    2000       1999
                                                  -------    --------
     Net income (loss)                            $  (189)   $  1,634
     Shares used in net income (loss)
       per share - basic                           10,332      10,156


     Effect of dilutive securities:
     Stock options                                     --         292
                                                  -------    --------

     Shares used in net income (loss)
       per share - diluted                         10,332      10,448

     Net income per share-basic                   $ (0.02)   $   0.16
     Net income per share-diluted                 $ (0.02)   $   0.16

     During the first quarter of 2000, options to purchase 514,000 shares of common stock with exercise prices ranging from $13.13 to $20.94 and with expiration dates ranging up to January 24, 2010 were outstanding, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares. Additionally, 853,000 common equivalent shares of the convertible subordinated debentures were not included in the diluted EPS calculation as a result of their antidilutive effect.

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

8. As more fully discussed in the Company's Form 10-K dated December 31, 1999, during 1999 the Company recorded a restructuring charge of approximately $3.1 million. During the first quarter of 2000, the Company charged approximately $0.2 million against the reserve for fees and expenses relating to the cancellation of an existing building lease and the execution of a lease at a new and smaller building. The Company believes that the remaining reserve balance of $0.5 million is adequate for the remaining actions to be taken over the balance of 2000.

9. The Company owns 534,157 shares of Telaxis Communications Corporation ("Telaxis") with a book value of approximately $4.4 million. Telaxis' shares began trading on the NASDAQ exchange on February 2, 2000 under the symbol TLXS. The offering price of the Telaxis initial public offering was $17.00 per share, and the stock closed after the first day of trading at $47.50 per share. Included in the book value is a fee of approximately $1.3 million paid to a former director of the Company who served as the Company's representative on the Telaxis Board of Directors. The fee was due upon the successful initial public offering of Telaxis under an agreement originally entered into in 1993. On March 31, 2000, the shares of Telaxis closed at $60.11 per share. The Company is prohibited from selling its shares for 180 days following the initial public offering under an agreement with Telaxis and its underwriters.

     Included in the accompanying financial statements is the investment in Telaxis of $32.1 million, and a corresponding gain after taxes and expenses of $16.5 million, which is included in shareholders' equity as accumulated comprehensive income. The investment is classified as available for sale in accordance with SFAS 115. On May 11, 2000, the closing price per share of Telaxis common stock was $23.94. At December 31, 1999, the investment was recorded on the balance sheet as an other asset.

10.  Subsequent event:

     On May 4, 2000 the Company announced that it has entered into a definitive merger agreement with Danaher Corporation. Under the merger agreement, Danaher will commence a tender offer for the Company's outstanding shares at a price of $23 per share in cash that will be subject to certain conditions, including, but not limited to, at least a two-thirds majority of Kollmorgen's outstanding shares, on a fully diluted basis, being tendered without withdrawal prior to the expiration of the offer, and clearance of the transaction under applicable antitrust laws and other governmental agencies' regulations being obtained. The transaction has a total value of approximately $325 million including assumption of debt. The Directors of both companies have approved the merger agreement.

          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations

     For the three months ended March 31, 2000, the Company had sales of $64.5 million and a net loss of $189,000 or $0.02 loss per common share (diluted). These results compare with sales for the three months ended March 31, 1999 of $59.5 million and net income of $1.6 million, equal to $0.16 per common share (diluted).

     On May 4, 2000 the Company announced that it has entered into a definitive merger agreement with Danaher Corporation. Under the merger agreement, Danaher will commence a tender offer for the Company's outstanding shares at a price of $23 per share in cash that will be subject to certain conditions, including, but not limited to at least a two-thirds majority of Kollmorgen's outstanding shares, on a fully diluted basis, being tendered without withdrawal prior to the expiration of the offer, and clearance of the transaction under applicable antitrust laws and other governmental agencies' regulations being obtained. The transaction has a total value of approximately $325 million including assumption of debt. The Directors of both companies have approved the merger agreement.

                             RESULTS OF OPERATIONS

     The following table reflects the results of operations for the Company's two operating segments. This comparison provides a consistent basis by which to view the results of the Company's two operating segments (in millions):

                                                        For the
                                                   Three Months Ended
                                                        March 31,
                                                   ------------------
                                                     2000      1999
                                                   --------  --------
     Industrial and Commercial Group:
         Bookings                                  $   49.3  $   37.3
         Sales                                         37.7      33.6
         Profit before tax                              1.0       1.5
     Aerospace and Defense Group:
         Bookings                                  $   54.6  $   42.4
         Sales                                         26.8      25.9
         Profit before tax                              1.3       2.8

2000 versus 1999

     The loss before taxes for the three months ending March 31, 2000 of $291,000 compares with a profit before taxes of $2.3 million in the same period of 1999.

     For the three months ended March 31, 2000, the Company's sales increased $5.1 million or 9% as compared to the same period a year ago. The Aerospace and Defense Group's revenue increased 4% to 26.8 million for the three months ended March 31, 2000 from $25.9 million for the three months ended March 31, 1999. Excluding the Calzoni acquisition, sales declined $1.4 million or 9% on a decline in sales of the group's motion control components and lower revenues recognized on long-term contracts. Sales to the Industrial and Commercial Group's markets of $37.7 million for the three months ended March 31, 2000 represented an increase of 12% from the $33.6 million of sales in the same period of 1999. Excluding the acquisition of NEAT, the Company's precision positioning business, and SMB, its Czech Republic motor operation, sales declined $1.3 million or 4%. Increases in the Group's motion control business were more than offset by a decline in the Group's engineering consulting business.

     The Company's overall gross margin as a percentage of sales declined for the three months ended March 31, 2000 to 29% compared to 30% for the same period in 1999. The Industrial and Commercial Group had an increase in gross margin as a percentage of sales to 30% for the first quarter of 2000 from 28% in 1999. The increase in margin was primarily due to the NEAT and SMB businesses. The Aerospace and Defense Group had a decline in gross margin as a percentage of sales to 25% for the first quarter of 2000 from 31% in 1999 as a result of a volume decline in its component sales, and lower margins on long-term revenue, which declined due to revenue recognition caused by the timing of milestones.

     Sales and marketing expenses were $7.0 million or 11% of sales in the first quarter of 2000 as compared to $6.1 million or 10% for the same period in 1999. The increased spending is principally due to the NEAT, Calzoni and SMB acquisitions.

     General and administrative expenses were $7.6 million or 12% of sales in the first quarter of 2000 as compared to $6.5 million or 11% of sales for the same period in 1999. The increase reflects the inclusion of NEAT, SMB and Calzoni expenses.

     Research and development expenses were $2.8 million or 4% of sales for the first quarter of 2000 as compared with $3.1 million or 5% of sales for the same period in the prior year.

     As more fully discussed in the Company's Form 10-K dated December 31, 1999, during 1999 the Company recorded a restructuring charge of approximately $3.1 million. During the first quarter of 2000, the Company charged approximately $0.2 million against the reserve for fees and expenses relating to the cancellation of an existing building lease and the execution of a lease at a new and smaller building. The Company believes that the remaining reserve balance of $0.5 million is adequate for the remaining actions to be taken over the balance of 2000.

Interest and Taxes

     Interest expense was $1.6 million and $0.9 million for the three months ending March 31, 2000 and 1999, respectively. The increase in interest expense is due to an increase in borrowing to fund the acquisitions of NEAT, Calzoni and SMB subsequent to the first quarter of 1999.

     The Company recorded a tax provision of 35% for the three months ended March 31, 2000 and 1999. The Company's effective tax rate is less than the statutory U.S. tax rate as some of the Company's foreign subsidiaries operate in countries where the statutory rate is less than the U.S. rate, or the Company is operating under a tax holiday agreement.

     Bookings increased by $24.2 million or 30% for the first quarter of 2000 as compared to the first quarter of 1999. Without the impact of acquisitions, bookings increased $2.3 million or 3%, reflecting improved bookings by the Industrial and Commercial Group due to increases in the semiconductor and electronics sector and the high volume business.

                        LIQUIDITY AND CAPITAL RESOURCES

     The Company's consolidated cash position decreased by $0.6 million during the three months ended March 31, 2000. Cash used in operations was $6.5 million, $2.2 million was used in investing activities, and financing activities provided $8.5 million.

     The Company used $7.5 million to fund working capital requirements. This was principally due to increased requirements by the Aerospace and Defense Group's systems business reflecting increased inventory procured under long term military contracts. Additionally, the Industrial and Commercial Group's inventory increased as a result of procurements to support the increased level of booking activity in the second quarter.

     The Company's investing activities used $2.1 for capital expenditures.

     The Company's financing activities provided $10.7 million of cash during the three months ended March 31, 2000. This was principally due to the borrowing under the Company's short-term credit facilities to finance the working capital requirements discussed. Common dividends paid were $0.2 million or $0.02 per common share for the three months ended March 31, 2000.

     The Company believes that it can generate sufficient cash from operations and its current line of credit to finance its cash requirements for capital expenditures, mandatory sinking fund payments, potential acquisitions, and working capital needs for the next twelve months.

   Forward Looking Information

Certain statements in this report are "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All forward looking statements involve risks and uncertainties. In particular, any statement contained herein, in press releases, written statements or other documents filed with the Securities and Exchange Commission, or in the Company's communications and discussions with investors and analysts in the normal course of business through meetings, phone calls and conference calls, regarding the consummation and benefits of future acquisitions, as well as expectations with respect to future sales, operating efficiencies and product expansion, are subject to known and unknown risks, uncertainties and contingencies, many of which are beyond the control of the Company. These factors may cause actual results, performance or achievements to differ materially from anticipated results, performance or achievements. Factors that might affect such forward looking statements include, but are not limited to, overall economic and business conditions; the demand for the Company's goods and services; the timing of and market acceptance of new products; competitive factors in the industries and geographic markets in which the Company competes; changes in tax requirements (including tax rate changes, new tax laws and revised tax law interpretations); interest rate fluctuations and other capital market conditions, including foreign currency rate fluctuations; economic and political conditions in international markets; the ability to achieve anticipated synergies and other cost savings in connection with acquisitions; the ability to achieve cost savings and its subsequent financial performance from its second quarter restructuring; the timing, impact and other uncertainties of future acquisitions; and the Company's ability and its customers' and suppliers' ability to replace, modify or upgrade computer programs in order to adequately address the year 2000 issue. Any forward looking statements should be considered in light of these factors.


                         PART II - OTHER INFORMATION

Item 5.  Other Information
------   -----------------

     On May 4, 2000, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Danaher Corporation, a Delaware corporation, and King DC Acquisition Corp., a New York corporation, a wholly owned subsidiary of Danaher Corporation, providing for the acquisition by Danaher Corporation of all the issued and outstanding shares (the "Shares") of the Company's common stock at $23 per share, in cash. The transaction is structured as a cash tender offer for all outstanding Shares to be followed by a merger of King DC Acquisition Corp. with and into the registrant. Danaher Corporation announced the transaction through a press release dated May 4, 2000.

     Concurrently with the execution of the Merger Agreement, the Company and BankBoston, N.A., parties to the Amended and Restated Rights Agreement, dated as of October 22, 1998, as amended by Amendment No. 1 to the Amended and Restated Rights Agreement, dated as of December 13, 1999 (the "Rights Agreement"), further amended the Rights Agreement by the terms and conditions set forth in Amendment No. 2 to the Amended and Restated Rights Agreement, dated as of May 4, 2000 ("Amendment No. 2"). Pursuant to Amendment No. 2, neither Danaher Corporation, King DC Acquisition Corp., nor any of their Affiliates or associates shall be deemed to be an Acquiring Person (as such terms are defined in the Rights Agreement) solely be virtue or (a) the approval, execution, delivery or performance of the Merger Agreement, (b) the making or consummation of the tender offer or the merger in accordance with the provisions of the Merger Agreement or any public announcement relating hereto, (c) the acquisition of the Shares in accordance with the provisions of the Merger Agreement pursuant to the tender offer or the merger of (d) the consummation of any other transaction to be effected pursuant to the Merger Agreement in accordance with the provision thereof.

Item 6.   Exhibits and Reports on Form 8-K
------    --------------------------------

     (a)   Exhibits - Listed below are the exhibits filed with this report.

               27   Financial Data Schedules.

     (b) On May 9, 2000, the Company filed a report on Form 8-K describing the matters referred to in Item 5 above.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             KOLLMORGEN CORPORATION

                                             By: /s/ Robert J. Cobuzzi
                                                ------------------------------
                                                Robert J. Cobuzzi, Senior Vice
                                                  President, Treasurer and Chief
                                                  Financial Officer

Date: May 12, 2000